Form 10QSB
period 2002-06-30
GENOMED INC
filed 2002-08-19
CIK 1169417

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number: 000-49720

                                  GenoMed, Inc.
        (Exact name of Small Business Issuer as specified in its Charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   43-1916702
                      (I.R.S. Employer Identification No.)

                 4560 Clayton Avenue, St. Louis, Missouri 63110
               (Address of principal executive offices) (Zip Code)

                                 (314) 344-1227
                           (Issuer's telephone number)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                        Hamilton, Lehrer and Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton Florida 33432
                                  561-416-8956

Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2002, we had 120,310,000 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet (unaudited) - June 30, 2002...........     3

         Consolidated Statements of Operations (unaudited) for
          the Three Months Ended June 30, 2001 and 2002, Period
          From  Inception  (January 3, 2001) to June 30,  2001,
          the Six  Months  Ended  June 30,  2002 and the Period
          From Inception (January 3, 2001) to June 30, 2002 ..............     4



         Consolidated Statements of Cash Flows (unaudited) for
          for the Period  From  Inception  (January 3, 2001) to
          June 30, 2001,  the Six Months Ended June 30, 2002 and
          the Period from  Inception  (January 3, 2001) to June
          30, 2002........................................................     5

         Notes to Consolidated Financial Statements.......................   6-7

Item 2.  Management's Discussion and Analysis and Plan of Operation.......  8-15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     15
Item 2.  Changes in Securities and Use of Proceeds.......................     15
Item 3.  Default Upon Senior Securities..................................     15
Item 4.  Submission of Matters to a Vote of Securities...................     15
Item 5.  Other Information...............................................     16
Item 6.  Exhibits and Reports on Form 8-K................................  16-17

Signatures...............................................................     17

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

                                  GenoMed, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

Assets

Current assets:
   Cash                                                             $    12,641
   Other current assets                                                   3,005
                                                                    -----------
      Total current assets                                               15,646
                                                                    -----------

Property and equipment, net                                             203,174
                                                                    -----------
Other assets                                                              8,151
                                                                    -----------
                                                                    $   226,971
                                                                    ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                                 $    27,748
   Accrued expenses                                                      30,947
   Due to shareholder                                                    46,023
   Advances payable - affiliates                                        946,375
   Advances payable                                                      20,000
                                                                    -----------
     Total current liabilities                                        1,071,093
                                                                    -----------
Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      120,310,000 shares issued and outstanding                         120,310
   Additional paid in capital                                         2,208,016
   Deferred compensation                                               (910,000)
  (Deficit) accumulated during the development stage                 (2,262,448)
                                                                    -----------
                                                                       (844,122)
                                                                    -----------

                                                                    $   226,971
                                                                    ===========


      See the accompanying notes to the consolidated financial statements.


                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Three Months Ended June 30, 2001 and 2002,
    Period From Inception (January 3, 2001) to June 30, 2001, the Six Months
     Ended June 30, 2002 and the Period From Inception (January 3, 2001) to
                                  June 30, 2002
                                   (Unaudited)


                                                        Three Months Ended                            Six Months
                                                  ------------------------------    Inception to         Ended        Inception to
                                                     June 30,         June 30,         June 30,         June 30,         June 30,
                                                        2001             2002             2001             2002             2002
                                                  -------------    -------------    -------------    -------------    -------------

Revenue                                           $        --      $        --      $        --      $        --      $        --
                                                  -------------    -------------    -------------    -------------    -------------

Operating expenses:
   Research and development                                --               --               --               --            685,537
   Selling, general and administrative expenses           7,542          965,779            7,542        1,368,579        1,547,911
                                                  -------------    -------------    -------------    -------------    -------------
                                                          7,542          965,779            7,542        1,368,579        2,233,448
                                                  -------------    -------------    -------------    -------------    -------------

(Loss) from operations                                   (7,542)        (965,779)          (7,542)      (1,368,579)      (2,233,448)

Other expense:
  Interest                                                 --             14,000             --             25,000           29,000
                                                  -------------    -------------    -------------    -------------    -------------

Net (loss)                                        $      (7,542)   $    (979,779)   $      (7,542)   $  (1,393,579)   $  (2,262,448)
                                                  =============    =============    =============    =============    =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding               603,560,000      120,310,000      569,802,873      120,310,000      377,791,154
                                                  =============    =============    =============    =============    =============

  Net (loss) per share                            $       (0.00)   $       (0.01)   $       (0.00)   $       (0.01)   $       (0.01)
                                                  =============    =============    =============    =============    =============


      See the accompanying notes to the consolidated financial statements.


                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
 Period From Inception (January 3, 2001) to June 30, 2001, the Six Months Ended
 June 30, 2002 and the Period From Inception (January 3, 2001) to June 30, 2002

                                   (Unaudited)

                                                             Six Months
                                            Inception to        Ended       Inception to
                                              June 30,        June 30,        June 30,
                                                 2001            2002            2002
                                            ------------    ------------    ------------

Cash flows from operating activities:
Net cash (used in) operating activities     $     (2,850)   $   (511,209)   $   (697,473)
                                            ------------    ------------    ------------

Cash flows from investing activities:
Net cash (used in) investing activities             --          (201,042)       (211,296)
                                            ------------    ------------    ------------

Cash flows from financing activities:
Net cash provided by financing activities         10,000         455,000         921,410
                                            ------------    ------------    ------------

Net increase (decrease) in cash                    7,150        (257,251)         12,641

Beginning - cash balance                            --           269,892            --
                                            ------------    ------------    ------------

Ending - cash balance                       $      7,150    $     12,641    $     12,641
                                            ============    ============    ============

Supplemental cash flow information:
  Cash paid for income taxes                $       --      $       --      $       --
  Cash paid for interest                    $       --      $       --      $       --




      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the restated financial statements of the Company as of December 31, 2001 and the period from inception (January 3, 2001) to December 31, 2001 including notes thereto.

(2)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

(3)      Property and Equipment

During the period ended June 30, 2002 the Company expended $201,042 for lab equipment.

(4)      Advances Payable - affiliates

During the period ended June 30, 2002 the Company received an additional $455,000 pursuant to a funding agreement entered into during 2001. In addition, this affiliate paid the Company's suppliers an aggregate of $55,465 during the period.

(5)      Stockholders' (Deficit)

During November 2001 the Company agreed to issue 4,000,000 shares of common stock valued at $240,000 pursuant to a one year consulting agreement. The shares were issued during the period ended March 31, 2002. The Company charged $40,000 to operations during the period ended December 31, 2001 and $120,000 to operations during the period ended June 30, 2002. The balance of $80,000 has been recorded as deferred compensation at June 30, 2002.

The Company also charged $12,500 to operations during the period ended June 30, 2002 pursuant to its agreement to issue 5,000,000 shares of common stock for the year ended December 31, 2002 in accordance with the terms of an employment agreement. As of June 30, 2002, 2,500,000 shares had been earned and had not been issued. The shares have been valued at the their trading price of $.005 of the Company's common stock on November 15, 2001, the measurement date. The above amount has been included as additional paid in capital.

In addition, the Company charged $7,000 to operations during the period ended June 30, 2002 pursuant to its agreement to issue 50,000 shares of common stock during January 2002 and 250,000 shares of common stock on December 31, 2002 in accordance with the terms of advisory board contracts. As of June 30, 2002, 175,000 shares had been earned and had not been issued. The shares have been valued at the trading price of $.04 of the Company's common stock on June 30, 2002, the measurement date. The above amount has been included as additional paid in capital.

During March 2002 the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6, 2002 for a period of 10 years as to 12,500,000 options and after November 6, 2002 for a period of 10 years as to 25,000,000 options. In addition, this officer was granted a performance option to purchase up to 100,000,000 common shares for a period of 10 years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to the officer upon the occurrence of future specified events. The discount from the fair market value of the common stock related to the 37,500,000 options of $1,500,000 will be charged to operations as general and administrative expenses during the period from the grant date to November 6, 2001. During the period ended June 30, 2002 $670,000 was charged to operations and $830,000 has been recorded as deferred compensation.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted during 2002 are estimated at $.01 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 508%, a risk-free interest rate of 4%, and expected lives of 10 years from date of vesting

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:

                                                        June 30,
                                                  2002           2001

Pro forma net (loss)                        $  (1,560,579)   $     --
Pro forma (loss) per share -
    Basic and diluted                       $        (.01)   $     --

(6)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2002 the Company incurred a net loss of $1,393,579 and has a working capital deficit of $1,055,457 and a stockholders' deficit of $844,122 at June 30, 2002.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion pertaining to our Plan of Operations, as contained in this Form 10-QSB, contains "forward-looking statements" that involve risks and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed in this Form 10-QSB. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," in our Form 10SB. Our independent accountants, Stark Winter Schenkein & Co., LLP, have issued an opinion in conjunction with their audit of our consolidated balance sheet as of December 31, 2001, raising substantial doubt about our ability to continue as a going concern based on the losses that we have suffered from our operations, our working capital and stockholders' deficiencies, and the developmental stage nature of our business. In addition, our auditors have noted in our financial statements that our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan.

We can continue to satisfy our estimated current cash requirements of approximately $261,786 until November 2002 through our existing cash of $11,783 as of May 31, 2001 and $250,000 of additional funding from Research Capital. We anticipate that our total estimated expenditures of $261,786 through November 2002 will include the following:

Type Expenditures                Monthly Amount         Month Period
                                                        Total for Six
----------------                ---------------         -------------
Salaries                         $31,248                $187,488
--------                         -------                --------
Operating Expenses*              $ 5,383                $ 32,298
-------------------              -------                --------
Genotyping                       $ 1,000                $ 6, 000
----------                       -------                --------
Data Analysis                    $ 5,000                $ 30,000
--------------                   -------                --------
Marketing                        $ 1,000                $  6,000
---------                        -------                --------

*Operating Expenses include office rent, utilities, and legal and accounting expenses.

Upon completion of the six month period from May 2002 to October 2002, we will be unable to continue to satisfy our estimated cash requirements of approximately $190,264 for the period from December 2002 to March 2003. We anticipate that our total estimated expenditures of $190,264 for this period, will be:

Type Expenditures                 Monthly Amount          Total for Four
                                                           Month Period
-----------------                 ---------------         --------------
Salaries                          $31,248                 $124,992
--------                          -------                 --------
Operating Expenses*               $ 5,818                 $ 23,272
-------------------               -------                 --------
Genotyping                        $ 4,000                 $ 16,000
----------                        -------                 --------
Data Analysis                     $ 5,000                 $ 16,000
--------------                    -------                 --------
Marketing                         $ 0                     $ 0
---------                         -------                 --------
Patents (March only)              $10,000                 $ 10,000
                                                          (March only)
--------------------              -------                 -------------

*Operating Expenses include office rent, utilities, and legal and accounting expenses.

We intend to satisfy these estimated total expenditures of $190,264 for the period from December 2002 to March 2003 through a private placement of our equity securities or, if necessary, possibly through traditional bank financing or a debt offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in conducting a private placement of equity securities or raising any funds from a private placement. In addition, we may be otherwise unsuccessful in obtaining any other such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products, brand name and reputation. We have no alternative plan of operations. In the event that we do not conduct or raise funds through a private placement of our equity securities or otherwise receive financing, if our financing is inadequate, or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

     o    Sell or dispose of our assets, if any;
     o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
     o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders. If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

OUR PLAN OF OPERATIONS TO DATE
We have accomplished the following in our Plan of Operations to date:

November 2001
-------------

Dr. David Moskowitz became our Chairman of the Board and Chief Medical Officer.

Jerry E. White became our President, Chief Executive Officer, and a Director.

Dr. Scott Williams became the first member of our Scientific Advisory Board.

Filed Provisional Patent Application: "Modifications of Serum Potassium Concentration in Patients for Whom ACE Inhibition is Indicated." Patent application number pending. This patent concerns patients with chronic kidney disease that cannot tolerate ACE inhibitors because their serum potassium concentration is already high. ACE inhibitors make this problem worse. ACE inhibitors block the action of the ACE enzyme, and as a class have been used as anti-hypertensive drugs since the late 1970s. This provisional patent application describes the use of a second medication to control serum potassium, allowing the use of ACE inhibitors in such patients.

Filed Provisional Patent Application: "Clinical Trials Illustrating New Uses for an Existing ACE Inhibitor." Patent application number 60/347,013. This provisional patent application describes how to test ACE inhibitors for new disease indications.

Re-filed Provisional Patent Application: "Promoter SNPs." Patent application number pending. This provisional patent application specifies nearly 12,000 SNPs culled from the regulatory region of some 5,000 genes. The specific region of the gene involved is the promoter, which sits upstream of the coding portion of the gene.

December 2001
-------------

Dr. Tony Frudakis joins our Scientific Advisory Board.

Filed  Provisional  Patent  Application:  "New  Formulation  of an Existing  ACE
Inhibitor." Patent Application Number 60/350,563. This provisional patent application outlines the reformulation of a particular ACE inhibitor at the higher doses required for minimal clinical effectiveness.

Letter of Intent with DW Coordinating Center located in Los Altos, California signed for samples in Moscow and St. Petersburg, Russia. We have signed a Letter of Intent and anticipate that we will sign a definitive agreement by April 2002.

Letter of Intent with DNAPrint Genomics, Inc. and Orchid BioSciences, Inc. to perform 400,000 SNP-genotypes at $0.40 per genotype.

Approval obtained from American Diabetes Association to utilize its bank of DNA samples from patients with Type 2 Diabetes.

Disease Management Consultants Vince Kuraitis and Alan Kaul engaged to develop a marketing plan to form relationships with disease management firms and health care plans to commercialize our clinical research findings.

Second contract for Regulatory SNPs signed with Sequence Sciences, LLC to find more regulatory SNPs.

Filed tenth Provisional Patent Application involving a method to delay or prevent altogether most common serious diseases. Patent application number pending.

Added  Peter C.  Brooks  and  Richard  A.  Kranitz  as  members  of our Board of
Directors.

January 2002
------------

Dr. Jason Moore joins our Scientific Advisory Board.

HealthChip trademark filed with United States Patent and Trademark Office.

Letter of Intent to acquire Caucasian samples for fifty common diseases from DW Coordinating Center, a Clinical Research Organization based in Los Altos, California. We anticipate signing a definitive agreement by April 2002.

Purchased one SNP Stream UHT (Ultrahigh Throughput) SNP Genotyping system from Orchid BioSciences, Inc. that will enable us to perform as many as 100,000 genotypes a day. Purchased one SNP stream UHT system and the software from Orchid BioSciences, Inc. of Princeton, New Jersey, that will further enable us to perform as many as 100,000 genotypes a day. Beta Test Agreement with Orchid

BioSciences, Inc. completed for the SNP stream UHT system, which will permit us to operate this equipment through a joint venture with DNA Print, Inc. in Sarasota, Florida. The Beta Test Agreement involves the following: In return for providing Orchid BioSciences with information regarding their systems genotyping accuracy, the agreement allows us to perform the first 50,000 genotypes at no charge.

February 2002
-------------

Orchid BioSciences, Inc. installed our UHT SNP-stream genotyping system at DNAPrint Genomics, Inc, a company with one year experience using the Orchid genotyping platform. We are outsourcing our high-throughput genotyping needs to DNAPrint Genomics, Inc.

Personnel with DNAPrint Genomics began training on SNP stream-UHT system equipment. DNAPrint Genomics personnel have been trained by Orchid BioSciences to operate the new system. In return for hosting the machine, we are allowing DNAPrint Genomics to use our UHT SNP-stream machine for DNAPrint's genotyping needs driving times when the machine would otherwise be idle.

Our first board meeting was held in Sarasota, Florida. Board members also visited DNAPrint Genomics to see the UHT SNP-stream technology in operation.

OUR PLAN OF  OPERATIONS  OVER THE NEXT YEAR  FROM  MARCH  2002 TO MARCH  2003
We intend to accomplish the following regarding our plan of operations over the next twelve months, from March 2002 to March 2003:

March 2002
----------

Move into Office and Lab Space
------------------------------
In March 2002, we moved into approximately 1200 square feet of space and are contemplating 2000 square feet of laboratory space in St. Louis, Missouri to conduct our research. Although we have not yet been provided with lease quotations, we estimate that the cost involved in renting this space will range from $800 to $1200 per month. We will attempt to negotiate a one (1) year term for the lease. Our president, Jerry White, will be responsible for conducting inquiries regarding a potential lease for our laboratory purposes.

Begin collections of Caucasian, African American, Asian and Hispanic samples for
--------------------------------------------------------------------------------
52 diseases in accordance with our agreement with Bio Collections, Inc.
-----------------------------------------------------------------------
The blood samples will be obtained from clinics and hospitals in Florida. The blood will be shipped to DNAPrint in Sarasota, Florida for conversions to DNA. The total approximate cost will be $125 per sample.

Begin collection of Caucasian samples for 52 diseases in accordance with our
----------------------------------------------------------------------------
agreement with DW Coordinating Center, Inc.
-------------------------------------------
We signed a Letter of Intent with DW Coordinating Center for Caucasian patient samples representing a variety of common disease. The blood samples will be obtained with full informed consent and local Institutional Review Board approval from participating clinics and hospitals in Moscow and St. Petersburg,

Russia. The blood will be converted to DNA by a laboratory in Moscow and shipped to our offices in St. Louis, Missouri. The total approximate cost will be $45.35 per sample and a total approximate cost of $54,420. The collection of an initial set of 1200 samples will commence in March and last approximately six months. Additional Caucasian patient samples will be collected by DW Coordinating Center in the future.

Establish laboratory for purpose of collecting DNA from blood
-------------------------------------------------------------
Assuming that we lease space for our laboratory, beginning in approximately April or May 2002 we will purchase a refrigerator for approximately $1,000 to store whole blood and a freezer for approximately $1,000 to store DNA. We estimate that the laboratory will become operational during June 2002.

We will hire a research assistant for $30,000 per year that will prepare DNA from the white blood cells present in blood samples.

Genotyping Type 2 NIDDM Samples
-------------------------------
DNA samples from patients with Type 2 Diabetes and controls have been obtained from the American Diabetes Association and the Coriell Cell Repository. Each DNA sample will be genotyped at a reasonably large number of potentially functional SNPs (single nucleotide polymorphism) using the Orchid UHT SNP-stream machine housed at DNAPrint Genomics, Inc. We will start with several hundred SNPs and scale-up to 10,000 SNPs over the next eight months.

The frequency of each SNP will be determined for patients ("cases") and controls. Where the SNP differs significantly in frequency between the "cases" and "control" groups, the SNP is said to be associated with the disease under consideration, in this case Type 2 Diabetes.

The first 1,000 SNPs will be genotyped by September 2002. Personnel at DNAPrint Genomics, under the direction of its Chief Executive Officer, Tony Frudakis, and its Project Manager, Matt Thomas, will be responsible for executing the genotyping. The project will be overseen by David Moskowitz, our Chairman of the Board/Chief Medical Officer.

Market to Disease Management Companies and Health Care Providers
----------------------------------------------------------------
We plan to attempt to negotiate an agreement with Better Health Technology, a consulting firm located in Boise, Idaho, to contact disease management companies and health care providers for the purpose of establishing agreements with these companies to provide cost saving medical procedures. The terms of this potential agreement have not been determined.

April 2002
----------

Obtain Hispanic Collection of Blood Samples
-------------------------------------------
In accordance with our joint venture agreement with Muna, Inc. located in Coconut Creek, Florida, Muna, Inc. will arrange for the collection of blood from Hispanic patients with documented disease. Muna, Inc. will provide samples at approximately $50 per sample total cost, including the cost of DNA preparation. The total anticipated estimated cost is $36,000.

SNP Genotyping
--------------
DNA samples from patients with Type 2 Diabetes and controls have been obtained from the American Diabetes Association and the Coriell Cell Repository located in Camden, New Jersey. Each DNA sample will be genotyped at a reasonably large number of potentially functional SNPs using the Orchid UHT SNP-stream machine housed at DNAPrint Genomics, Inc.

The frequency of each SNP will be determined for patients ("cases") and controls. Where the SNP differs significantly in frequency between the "cases" and "control" groups the SNP is said to be associated with the disease under consideration, in this case Type 2 Diabetes.

The first 1,000 SNPs will be genotyped by September 2002. Personnel at DNAPrint Genomics, under the direction of Tony Frudakis, CEO, and Matt Thomas, Project Manager, will be responsible for executing the genotyping. The project will be overseen by David Moskowitz, Chairman of GenoMed.

Data Analysis
-------------
Once genotype results are known for 384 samples, there will be too much data to keep track of, so it will take a computer or network of computers to process the results. The computational demands expand when you consider that some of these 1,000 SNPs may work with each other to produce the disease. Sorting through all the combinations of 1,000 SNPs, that is, one SNP at a time, then any two SNPs out of 1,000, then any three SNPs out of the same 1,000, then any four SNPs out of 1,000, and so on, will take advanced software and considerable computing power. Therefore, we will lease a computer or network of computers which will cost approximately $100,000.

Patent Writing
--------------
As in every aspect of this project, high throughput patent application is required. A template patent application has been prepared by our Chairman of the Board and Chief Medical Officer, Dr. David Moskowitz. As data becomes available, such as SNPs and genes associated with our first disease target, Type 2 Diabetes, it will be incorporated into the existing template patent application. We have retained the law firms of Holland and Knight located in Boston, Massachusetts, Thompson Coburn located in St. Louis, Missouri, and Polster Lieder located in St. Louis, Missouri to help with writing specific claims.

Marketing
---------
We will  attempt to recruit  personnel  with  research  pharmaceutical  industry
experience   to  market   our   disease-gene   associations   to  the   research
pharmaceutical industry. Resumes are now being collected for this purpose.

May 2002 to March 2003
----------------------

SNP Genotyping
--------------
DNA samples from patients with Type 2 Diabetes and controls have been obtained from the American Diabetes Association and the Coriell Cell Repository located in Camden, New Jersey. Each DNA sample will be genotyped at a reasonably large number of potentially functional SNPs using the Orchid UHT SNP-stream machine housed at DNAPrint Genomics, Inc.

The frequency of each SNP will be determined for patients ("cases") and controls. Where the SNP differs significantly in frequency between the "cases" and control groups, the SNP is said to be associated with the disease under consideration, in this case Type 2 Diabetes.

The first 1,000 SNPs will be genotyped by September 2002. Personnel at DNAPrint Genomics, under the direction of Tony Frudakis, CEO, and Matt Thomas, Project Manger, will be responsible for executing the genotyping. The project will be overseen by Dr. David Moskowitz, our Chairman of the Board and Chief Medical Officer.

Data Analysis
-------------
Once genotype results are known for 384 samples, because there will be too much data to keep track of, it will take a computer or network of computers to process the results. The computational demands expand when you consider that some of these 1,000 SNPs may work with each other to produce the disease. Sorting through all the combinations of 1,000 SNPs, that is, one SNP at a time, then any two SNPs out of 1,000, and so on, will take advanced software and considerable computing power. Therefore, we will purchase a computer or network of computers which will cost approximately $100,000.

Patent Writing
--------------
As in every aspect of this project, high throughput patent application is required. A template patent application has been prepared by our Chairman of the Board. As data becomes available, such as SNPs and genes associated with our first disease target, Type 2 Diabetes, it will be incorporated into each new patent application. We have retained the law firms of Holland and Knight located in Boston, MA, Thompson Coburn located in St. Louis, MO, and Polster Lieder located in St. Louis, MO to help with writing specific claims.

Marketing IP
------------
We will  attempt to recruit  personnel  with  research  pharmaceutical  industry
experience   to  market   our   disease-gene   associations   to  the   research
pharmaceutical industry. Resumes are now being assembled for this purpose.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Default Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Securities

Not applicable

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B



EXHIBIT                DESCRIPTION
NUMBER

2        In re: e-Miracle Network, Inc. - Amended Plan of Reorganization*

3.1      Articles of Incorporation - E-Kids Network, Inc.*

3.2 Articles of Amendment of the Articles of Incorporation of E-Kids Network, Inc.*

3.3      Amended and Restated By Laws of GenoMed, Inc.*

10.1 Agreement and Plan of Exchange by and Between GenoMed, Inc. and Genomic Medicine, LLC and its sole owner*

10.2     Amendment to the Agreement and Plan of Exchange*

10.3     Agreement with Research Capital, LLC*

10.4     Amendment to Agreement with Research Capital, LLC*

10.5     Agreement with DNAPrint Genomics, Inc.*

10.6     Agreement with Muna, Inc.*

10.7     Agreement with Sequence Sciences, LLC*

10.8     Agreement with Better Health Technologies, Inc.*

10.9     Employment Agreement with Jerry E. White*

10.10    Employment Agreement with David Moskowitz*

10.11    Option Agreement with David Moskowitz*

10.12    Scientific Advisory Board Agreement with Jason Moore*

10.13    Scientific Advisory Board Agreement with Scott Williams*

10.14    Scientific Advisory Board Agreement with Tony Frudakis*

21       List of subsidiaries*

23       Consent  of  Stark  Winter  Schenkein  &  Co.,  LLP,  Certified  Public
         Accountants**

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed on April 4, 2002, as exhibit to Form 10-SB Registration Statement, hereby incorporated by reference.

**Previously filed on July 19, 2001, as exhibit to Form 10-SB Registration Statement, hereby incorporated by reference.

(b)      Reports on Form 8-K

Not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

GenoMed, Inc.


By: /s/ Jerry White
   ----------------
President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

DATED: August 16, 2002