Form 10QSB/A
period 2002-06-30
GENOMED INC
filed 2002-10-01
CIK 1169417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                 (314) 344-1227
                           (Issuer's telephone number)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                        Hamilton, Lehrer and Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton Florida 33432
                                  561-416-8956

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No ___

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
          for the Period From  Inception (January 3, 2001) to
          June 30, 2001, the Six Months Ended June 30, 2002 and
          the Period from Inception (January 3, 2001) to June
          30, 2002........................................................     5

         Notes to Consolidated Financial Statements.......................   6-8

Item 2.  Management's Discussion and Analysis and Plan of Operation.......  9-16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................  17-18

Signatures...............................................................     18

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

                                  GenoMed, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)
                                    Restated

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
                                                                    -----------
Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      120,310,000 shares issued and outstanding                         120,310
   Additional paid in capital                                         1,046,243
   Subscribed common shares                                              19,500
   Deferred compensation                                                (80,000)
  (Deficit) accumulated during the development stage                 (1,950,175)
                                                                    -----------
                                                                       (844,122)
                                                                    -----------

                                                                    $   226,971
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
                                  June 30, 2002
                                   (Unaudited)

                                                        Three Months Ended                            Six Months
                                                  ------------------------------    Inception to         Ended        Inception to
                                                     June 30,         June 30,         June 30,         June 30,         June 30,
                                                        2001             2002             2001             2002             2002
                                                  -------------    -------------    -------------    -------------    -------------
                                                                      Restated                         Restated          Restated

Revenue                                           $        --      $        --      $        --      $        --      $        --
                                                  -------------    -------------    -------------    -------------    -------------

Operating expenses:
   Research and development                                --               --               --               --            333,264
   Selling, general and administrative expenses           7,542          936,779            7,542        1,408,579        1,587,911
                                                  -------------    -------------    -------------    -------------    -------------
                                                          7,542          936,779            7,542        1,408,579        1,921,175
                                                  -------------    -------------    -------------    -------------    -------------

(Loss) from operations                                   (7,542)        (936,779)          (7,542)      (1,408,579)      (1,921,175)

Other expense:
  Interest                                                 --             14,000             --             25,000           29,000
                                                  -------------    -------------    -------------    -------------    -------------

Net (loss)                                        $      (7,542)   $    (950,779)   $      (7,542)   $  (1,433,579)   $  (1,950,175)
                                                  =============    =============    =============    =============    =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding               603,560,000      120,310,000      569,802,873      120,310,000      377,791,154
                                                  =============    =============    =============    =============    =============

  Net (loss) per share                            $       (0.00)   $       (0.01)   $       (0.00)   $       (0.01)   $       (0.01)
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
                                                              Restated        Restated

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

(5) Stockholders' (Deficit)

During November 2001 the Company acquired all of the issued and outstanding shares of Genomic Medicine, LLC ("LLC"), a development stage company involved in research and development, with no revenue generating operations from its current president. The business combination has been accounted for as a purchase. In exchange for the membership interest of LLC the Company issued 12,500,000 shares of its common stock valued at $62,500 and agreed to issue an additional
37,500,000 shares of its common stock during May and November 2002 valued at
$187,500. The agreement was amended in March 2002 to reduce the purchase price to require the issuance of 12,500,000 shares of common stock and the payment of
$46,023 to effect the acquisition. The reduction of the purchase price of
$141,477 has been recorded as a capital contribution during the period ended
June 30, 2002.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

During November 2001 the Company agreed to issue 4,000,000 shares of common stock valued at $240,000 pursuant to a one year consulting agreement. The shares were issued during the period ended March 31, 2002. The shares were valued at their fair market value on the measurement date of $.06 per share and the value of the services is being amortized over the one year period at a rate of $20,000 per month. The Company charged $40,000 to operations during the period ended
December 31, 2001 and $120,000 to operations during the period ended June 30,
2002. The balance of $80,000 has been recorded as deferred compensation at June
30, 2002.

The Company also charged $12,500 to operations during the period ended June 30,
2002 pursuant to its agreement to issue 5,000,000 shares of common stock for the year ended December 31, 2002 in accordance with the terms of an employment agreement. As of June 30, 2002, 2,500,000 shares had been earned and had not been issued. The shares have been valued at the their trading price of $.005 of the Company's common stock on November 15, 2001, the measurement date. The above amount has been included as subscribed common shares.

In addition, the Company charged $7,000 to operations during the period ended
June 30, 2002 pursuant to its agreement to issue 50,000 shares of common stock during January 2002 and 250,000 shares of common stock on December 31, 2002 in accordance with the terms of advisory board contracts. As of June 30, 2002,
175,000 shares had been earned and had not been issued. The shares have been valued at the trading price of $.04 of the Company's common stock on June 30,
2002, the measurement date. The above amount has been included as subscribed common shares.

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
The discount from the fair market value of the common stock related to the
37,500,000 options will be charged to operations as general and administrative expenses during the period from the grant date November 6, 2002. During the period ended June 30, 2002 $710,000 was charged to operations.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted during 2002 are estimated at $.004 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 508%, a risk-free interest rate of 4%, and expected lives of 10 years from date of vesting.

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:

                                                       June 30,
                                               2002               2001

Pro forma net (loss)                       $(1,550,500)        $        -
Pro forma (loss) per share -
    Basic and diluted                      $      (.01)        $        -

(6) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2002 the Company incurred a net loss of
$1,433,579 and has a working capital deficit of $1,055,447 and a stockholders'
deficit of $844,122 at June 30, 2002.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

(7) Correction of An Error

During August 2002 the Company determined that the value assigned to 37,500,000 options issued to an officer should have been recorded at the discount from the fair market value of the common shares for the options vested on the measurement date of an aggregate of $710,000 through June 30, 2002 (see Note 5). Through
June 30, 2002 the Company had previously charged $670,000 to operations related to these options and had recorded $830,000 as deferred compensation at June 30,
2002.

The accompanying financial statements have been restated to reflect this correction. The adjustment increased the net loss for the period ended June 30,
2002 as previously reported from $(1,393,579) to $(1,433,579) or $(.00) per share and redcuced deferred compensation and additional paid in capital on the accompanying balance sheet by $830,000.

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

Move into Office and Lab Space
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

Begin collections of Caucasian, African American, Asian and Hispanic samples for
52 diseases in accordance with our agreement with Bio Collections, Inc.
The blood samples will be obtained from clinics and hospitals in Florida. The blood will be shipped to DNAPrint in Sarasota, Florida for conversions to DNA.
The total approximate cost will be $125 per sample.

Begin collection of Caucasian samples for 52 diseases in accordance with our agreement with DW Coordinating Center, Inc.
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

April 2002

Obtain Hispanic Collection of Blood Samples
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

SNP Genotyping
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

GenoMed, Inc.

By:/s/ Jerry White
President, Chief Executive Officer, Chief Financial Officer, and Principal
Accounting Officer

DATED: October 1, 2002

                                 Certifications

I, Jerry E. White, certify that:

     1.   I have reviewed this amended quarterly report on Form 10-QSB/A of
          GenoMed, Inc.;

     2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.   Based on my knowledge, the financial statements, and other financial information  included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of GenoMed, Inc. as of, and for, the periods presented in this quarterly report.

Date: October 1, 2002

/s/ Jerry White
Jerry E. White, President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer

