Form 10QSB/A
period 2002-06-30
GENOMED INC
filed 2002-10-31
CIK 1169417

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
                                                                    -----------
Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      120,310,000 shares issued and outstanding                         120,310
   Additional paid in capital                                           904,054
   Subscribed common shares                                              19,500
   Deferred compensation                                                (80,000)
  (Deficit) accumulated during the development stage                 (1,807,986)
                                                                    -----------
                                                                       (844,122)
                                                                    -----------

                                                                    $   226,971
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
                                  June 30, 2002
                                   (Unaudited)

                                   Three Months Ended                           Six Months
                             -----------------------------   Inception to        Ended       Inception to
                                June 30,        June 30,        June 30,        June 30,        June 30,
                                 2001            2002            2001            2002            2002
                             -------------   -------------   -------------   -------------   -------------
                                               Restated                       Restated         Restated

Revenue                      $        --     $        --     $        --     $        --     $        --
                             -------------   -------------   -------------   -------------   -------------

Operating expenses:
 Research and development             --              --              --              --           333,264
 Selling, general and
  administrative expenses            7,542         794,590           7,542       1,266,390       1,445,722
                             -------------   -------------   -------------   -------------   -------------
                                     7,542         794,590           7,542       1,266,390       1,778,986
                             -------------   -------------   -------------   -------------   -------------

(Loss) from operations              (7,542)       (794,590)         (7,542)     (1,266,390)     (1,778,986)

Other expense:
 Interest                             --            14,000            --            25,000          29,000
                             -------------   -------------   -------------   -------------   -------------

Net (loss)                   $      (7,542)  $    (808,590)  $      (7,542)  $  (1,291,390)  $  (1,807,986)
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

In addition, the Company charged $7,000 to operations during the period ended
June 30, 2002 pursuant to its agreement to issue 50,000 shares of common stock during January 2002 and 250,000 shares of common stock on December 31, 2002 in accordance with the terms of advisory board contracts. As of June 30, 2002,
175,000 shares had been earned and had not been issued. The shares have been valued at the trading price of the Company's common stock on June 30, 2002, the measurement date. The above amount has been included as subscribed common shares.

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
The discount from the fair market value of the common stock related to the
37,500,000 options will be charged to operations as general and administrative expenses during the period from the grant date to November 6, 2002. During the period ended June 30, 2002 $567,811 was charged to operations.

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

                                                      June 30,
                                              2002                2001

Pro forma net (loss)                     $ (1,408,300)        $        -
Pro forma (loss) per share -
    Basic and diluted                    $       (.01)        $        -

(6)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2002 the Company incurred a net loss of
$1,291,390 and has a working capital deficit of $1,055,447 and a stockholders'
deficit of $844,122 at June 30, 2002.

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

(7)  Correction of An Error

During August 2002 the Company determined that the value assigned to 37,500,000 options issued to an officer should have been recorded at the discount from the fair market value of the common shares for the options vested on the measurement date of an aggregate of $567,811 through June 30, 2002 (see Note 5). Through
June 30, 2002 the Company had previously charged $670,000 to operations related to these options. In addition, the Company has recorded an adjustment to previously issued financial statements for the period ended March 31, 2002 related to these options and to correct the valuation of certain common shares to be issued pursuant to advisory board and employment contracts aggregating
$69,000. The Company also had recorded $830,000 as deferred compensation at June
30, 2002.

The accompanying financial statements have been restated to reflect the above corrections. The adjustments decreased the net loss for the six months and three months ended June 30, 2002 as previously reported from $(1,393,579) and
$(979,779) to $(1,291,390) and $(808,590) or $(.00) and $(.00) per share and redcuced deferred compensation and additional paid in capital on the accompanying balance sheet by $830,000.

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

Subsequent to our reporting period ending June 30, 2002, we can continue to satisfy our estimated current cash requirements of approximately $32,550 until
December 31, 2002 through our existing cash of $43,229 as of October 29, 2002.
We anticipate that our total estimated expenditures of $32,550 through December
31, 2002, will include the following:

November 2002
Our remaining expenses of approximately $16,000 for the month of November 2002 will be allocated exclusively to payroll.

December 2002
We anticipate total expenses of approximately $16,550 during December 2002 consisting of the following:
Payroll ----------- $ 2,850
Rent -------------- $   500
Phone ------------- $   200
Travel ------------ $ 2,000
Genotyping -------- $10,000
Sample collection - $ 1,000

On January 1, 2003, we will have remaining cash of approximately $10,679, which is insufficient to satisfy our estimated cash requirements of approximately
$148,198 for the period from January 2003 to March 2003. We anticipate that our total estimated expenditures of $148,198 for the period of January 2003 to March
2003 will be:
                                                                   Total for
Type Expenditures                 Monthly Amount              Three Month Period
-------------------           -------------------             ------------------
Salaries                      $            31,248             $           93,744
-------------------           -------------------             ------------------
Operating Expenses*           $             5,818             $           17,454
-------------------           -------------------             ------------------
Genotyping                    $             4,000             $           12,000
-------------------           -------------------             ------------------
Data Analysis                 $             5,000             $           15,000
-------------------           -------------------             ------------------
Marketing                     $                 0             $                0
-------------------           -------------------             ------------------
                                                                  (March only)
Patents (March only)          $            10,000             $           10,000
-------------------           -------------------             ------------------
Total                         $            56,066             $          148,198

*    Operating Expenses include office rent, utilities, and legal and accounting expenses.

We intend to satisfy these estimated total expenditures of $148,198 for the period from January 2003 to March 2003 through a private placement of our equity securities or, if necessary, possibly through traditional bank financing or a debt offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in conducting a private placement of equity or debt securities or in obtaining bank financing. If we are unsuccessful in obtaining funding through these means, our
President/Chief Executive Officer, Dr. David Moskowitz, plans to loan us funds;
however, we have no agreement with our President/Chief Executive Office to do so and he is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our President/Chief Executive
Officer. Moreover, there are no assurances that our President/Chief Executive
Officer will have sufficient funds to make these loans. If our President/Chief
Executive Officer is unable or unwilling to make loans to us necessary to implement our plan of operations and we are unable to obtain financing through any other means or the amount of the financing is minimal, we will be unable to complete our plan of operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products, brand name and reputation. We have no alternative plan of operations.
In the event that we do not obtain adequate financing to complete our plan of operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

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
We have accomplished the following in our Plan of Operations to date:

November 2001

Dr. David Moskowitz became our Chairman of the Board and Chief Medical Officer.

Jerry E. White became our President, Chief Executive Officer, and a Director.
Jerry E. White resigned from his position as President, Chief Executive Officer and Director on October 21, 2002. As of October 22, 2002, Dr. David Moskowitz
was appointed President/Chief Executive Officer by our Board of Directors to
fill the vacancies created by Mr. White's resignation.

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

March 2002

Move into Office and Lab Space
In March 2002, we moved into approximately 1200 square feet of space and are contemplating 2000 square feet of laboratory space in St. Louis, Missouri to conduct our research. Although we have not yet been provided with lease quotations, we estimate that the cost involved in renting this space will range from $800 to $1200 per month. We will attempt to negotiate a one (1) year term for the lease. Our president, Dr. David Moskowitz, will be responsible for conducting inquiries regarding a potential lease for our laboratory purposes.

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

Not applicable

Item 3.  Default Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Securities

Not applicable

Item 5.  Other Information

Jerry E. White resigned from his positions as President, Chief Executive Officer and Director on October 21, 2002. As of October 22, 2002, Dr. David Moskowitz
was appointed President/Chief Executive Officer by our Board of Directors to
fill the vacancies created by Mr. White's resignation.

On October 25, 2002, we entered into a Settlement Agreement with Mr. White in which we granted Mr. White options to purchase 6,000,000 shares of our common stock. The options may be exercised for a period of ten years or until
October 25, 2012 at an exercise price per share of twenty percent of the average of the bid and ask of the common stock at the close of business on October 25,
2002 which was $0.0265.

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
10.15    Resignation of Jerry E. White***
10.16    Settlement Agreement with Jerry E. White***
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

***Previously filed on October 31, 2002, as exhibit to Form 10-SB Registration
Statement, hereby incorporated by reference.

(b)      Reports on Form 8-K

Not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

GenoMed, Inc.

By:/s/ Dr. David Moskowitz
       Dr. David Moskowitz
       President/Chief Executive Officer/Chairman of the Board/Chief Financial
       Officer/Chief Accounting Officer

DATED: October 31, 2002

                                 Certifications

I, Dr. David Moskowitze, certify that:

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

     4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
          for GenoMed, Inc. and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to GenoMed, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of GenoMed, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.   I have disclosed, based on my most recent evaluation, to GenoMed,
          Inc.'s auditors and the audit committee of GenoMed, Inc.'s board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect GenoMed, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in GenoMed, Inc.'s internal controls; and

     6.   I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ Dr. David Moskowitz
    Dr. David Moskowitz
    President/Chief Executive Officer/Chairman of the Board/Chief Financial
    Officer/Chief Accounting Officer

