Form 10QSB
period 2002-09-30
GENOMED INC
filed 2002-11-14
CIK 1169417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended September 30, 2002

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

                                 (314) 977-0115
                                 (877) 436-6603
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2002, we had 120,310,000 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements...............................    3-8
Item 2.  Management's Discussion and Analysis and Plan of operation......   9-16
Item 3.  Controls and Procedures.........................................     17

PART II. OTHER INFORMATION

Item 1. Consolidated Financial Information

                                   GenoMed, Inc.
                           (A Development Stage Company)
                             Consolidated Balance Sheet
                                 September 30, 2002
                                    (Unaudited)

Assets

Current assets:
   Cash                                                       $    17,184
   Other current assets                                             4,464
                                                              -----------
      Total current assets                                         21,648
                                                              -----------
Property and equipment, net                                       203,173
                                                              -----------
Other assets                                                        6,939
                                                              -----------
                                                              $   231,760
                                                              ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                           $    49,930
   Accrued expenses                                                48,947
   Due to shareholder                                              46,023
   Advances payable - affiliates                                1,096,375
   Advances payable                                                20,000
                                                              -----------
     Total current liabilities                                  1,261,275
                                                              -----------
Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      120,310,000 shares issued and outstanding                   120,310
   Additional paid in capital                                     872,723
   Subscribed common shares                                        23,500
   Deferred compensation                                          (20,000)
   (Deficit) accumulated during the development stage          (2,026,048)
                                                              -----------
                                                               (1,029,515)
                                                              -----------
                                                                $ 231,760
                                                              ===========

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2001 and 2002,
                    Period From Inception (January 3, 2001)
      to September 30, 2001, the Nine Months Ended September 30, 2002 and
        the Period From Inception (January 3, 2001) to September 30, 2002
                                   (Unaudited)

                                                                             Nine Months
                                  Three Months Ended         Inception to      Ended       Inception to
                              September 30,  September 30,   September 30,  September 30,  September 30,
                                  2001           2002           2001            2002           2002
                              -------------  -------------  --------------  -------------  -------------
Revenue                        $       -      $       -      $        -      $       -      $       -
                              -------------  -------------  --------------  -------------  -------------

Operating expenses:
   Research and development            -              -               -              -           333,264
   Selling, general and
     administrative expenses          1,208        200,062           8,750      1,466,452      1,645,784
                              -------------  -------------  --------------  -------------  -------------
                                      1,208        200,062           8,750      1,466,452      1,979,048
                              -------------  -------------  --------------  -------------  -------------
(Loss) from operations               (1,208)      (200,062)         (8,750)    (1,466,452)    (1,979,048)

Other expense:
  Interest                             -            18,000            -            43,000         47,000
                              -------------  -------------  --------------  -------------  -------------
Net (loss)                     $     (1,208)  $   (218,062)  $      (8,750)  $ (1,509,452)  $ (2,026,048)
                              =============  =============  ==============  =============  =============

Per share information - basic
    and fully diluted:

  Weighted average shares
    outstanding                 603,810,000    120,310,000     581,263,150    120,310,000    340,662,210
                              =============  =============  ==============  =============  =============
  Net (loss) per share         $      (0.00)  $      (0.00)  $       (0.00)  $      (0.01)  $      (0.01)
                              =============  =============  ==============  =============  =============

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
         Period From Inception (January 3, 2001) to September 30, 2001,
                  the Nine Months Ended September 30, 2002 and
        the Period From Inception (January 3, 2001) to September 30, 2002
                                   (Unaudited)

                                                                 Nine Months
                                             Inception to           Ended       Inception to
                                             September 30,      September 30,   September 30,
                                                 2001               2002            2002
                                             -------------      -------------   ------------

Cash flows from operating activities:
Net cash (used in) operating activities      $    (10,000)      $   (656,666)   $  (842,930)
                                             -------------      -------------   ------------

Cash flows from investing  activities:
Net cash (used in) investing activities              -              (201,042)      (211,296)
                                             -------------      -------------   ------------

Cash flows from financing activities:
Net cash provided by financing activities          10,000            605,000      1,071,410
                                             -------------      -------------   ------------

Net increase (decrease) in cash                      -              (252,708)        17,184

Beginning - cash balance                             -               269,892           -
                                             -------------      -------------   ------------

Ending - cash balance                        $       -          $     17,184    $    17,184
                                             =============      =============   ============
Supplemental cash flow information:
  Cash paid for income taxes                 $       -          $      -        $      -
  Cash paid for interest                     $       -          $      -        $      -

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2002
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

(3)   Property and Equipment

During the period ended September 30, 2002 the Company expended $201,042 for lab equipment.

(4)   Advances Payable - affiliates

During the period ended September 30, 2002 the Company received an additional
$605,000 pursuant to a funding agreement entered into during 2001. In addition, this affiliate paid the Company's suppliers an aggregate of $55,465 during the period.

(5)   Stockholders' (Deficit)

During November 2001 the Company acquired all of the issued and outstanding shares of Genomic Medicine, LLC ("LLC"), a development stage company involved in research and development, with no revenue generating operations from its current president. The business combination has been accounted for as a purchase. In exchange for the membership interest of LLC the Company issued 12,500,000 shares of its common stock valued at $62,500 and agreed to issue an additional
37,500,000 shares of its common stock during May and November 2002 valued at
$187,500. The agreement was amended in March 2002 to reduce the purchase price to require the issuance of 12,500,000 shares of common stock and the payment of
$46,023 to effect the acquisition. The reduction of the purchase price of
$141,477 has been recorded as a capital contribution during March 2002.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

During November 2001 the Company agreed to issue 4,000,000 shares of common stock valued at $240,000 pursuant to a one year consulting agreement. The shares were issued during the period ended March 31, 2002. The shares were valued at their fair market value on the measurement date of $.06 per share and the value of the services is being amortized over the one year period at a rate of $20,000 per month. The Company charged $40,000 to operations during the period ended
December 31, 2001 and $180,000 to operations during the period ended September
30, 2002. The balance of $20,000 has been recorded as deferred compensation at
September 30, 2002.

The Company also charged $18,750 to operations during the period ended September
30, 2002 pursuant to its agreement to issue 5,000,000 shares of common stock for the year ended December 31, 2002 in accordance with the terms of an employment agreement. As of September 30, 2002, 3,750,000 shares had been earned and had not been issued. The shares have been valued at the their trading price of $.005 of the Company's common stock on November 15, 2001, the measurement date. The above amount has been included as subscribed common shares.

In addition, the Company charged $4,750 to operations during the period ended
September 30, 2002 pursuant to its agreement to issue 50,000 shares of common stock during January 2002 and 250,000 shares of common stock on December 31,
2002 in accordance with the terms of advisory board contracts. As of September
30, 2002, 237,500 shares had been earned and had not been issued. The shares have been valued at the trading price of $.02 of the Company's common stock on
September 30, 2002, the measurement date. The above amount has been included as subscribed common shares.

During March 2002, the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6,
2002 for a period of 10 years as to 12,500,000 options and after November 6,
2002 for a period of 10 years as to 25,000,000 options. In addition, this officer was granted a performance option to purchase up to 100,000,000 common shares for a period of 10 years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to the officer upon the occurrence of future specified events.
The discount from the fair market value of the common stock related to the
37,500,000 options will be charged to operations as general and administrative expenses during the period from the grant date to November 6, 2002. During the period ended September 30, 2002 $536,480 was charged to operations.

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
                               September 30, 2002
                                   (Unaudited)

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:
                                                  September 30,
                                            2002                 2001

Pro forma net (loss)                  $  (1,685,452)        $        -
Pro forma (loss) per share -
    Basic and diluted                 $        (.01)        $        -

(6)   Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2002 the Company incurred a net loss of $1,509,452 and has a working capital deficit of $1,239,627 and a stockholders' deficit of $1,029,515 at September 30, 2002.

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

(7)   Subsequent Event

On October 25, 2002 the Company entered into a settlement agreement with its former president who resigned on October 21, 2002. In conjunction with the resignation the Company granted this former employee options to purchase
6,000,000 shares of common stock at an exercise price of 20% of the average bid and ask price of the Company's common stock on October 25, 2002. The options vested on the date of the agreement and expire after a period of 10 years. The
Company will record the fair value of the options as a charge to operations during the fourth quarter of 2002.

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

We can continue to satisfy our estimated current cash requirements of approximately $32,550 until December 31, 2002 through our existing cash of
$20,600 as of November 8, 2002, which is subsequent to this quarterly period ended September 30, 2002. We anticipate that our total estimated expenditures of $14,550 through December 31, 2002, will include the following:

November 2002
Our remaining expenses of approximately $5,500 for the month of November 2002 will be allocated exclusively to payroll. During our last quarterly report for the period ended June 30, 2002, we reported that we would have payroll expenses of $16,000; however, because we do not have sufficient funds, our Chief
Executive Officer is deferring approximately $11,000 of compensation owed to him.

December 2002
We anticipate total expenses of approximately $9,050 during December 2002 consisting of the following:
Payroll ----------- $ 2,850
Rent -------------- $   500
Phone ------------- $   200
Travel ------------ $ 2,000
Genotyping -------- $ 2,500
Sample collection - $ 1,000

Because we have only $20,600 as of November 8, 2002, we will only spend $2,500 on genotyping rather than $10,000 as anticipated in our last quarterly report for the period ended June 30, 2002. In addition, our Chief Executive Officer will defer compensation of approximately $11,000 due to him during December
2002.

On January 1, 2003, we will have remaining cash of approximately $6,050, which is insufficient to satisfy our estimated cash requirements of approximately
$148,198 for the period from January 2003 to March 2003. We anticipate that our total estimated expenditures of $148,198 for the period of January 2003 to March
2003 will be:
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
                              ===================             ==================
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
however, we have no agreement with our President/Chief Executive Office to loan us funds and he is under no obligation to do so. Accordingly, there are no assurances that we will receive loans from our President/Chief Executive
Officer. Moreover, there are no assurances that our President/Chief Executive
Officer will have sufficient funds to make these loans. If our President/Chief
Executive Officer is unable or unwilling to make loans to us necessary to implement our plan of operations and we are unable to obtain financing through any other means or the amount of the financing is minimal, we will be unable to complete our plan of operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products, brand name and reputation. We have no alternative plan of operations.
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
We have accomplished the following in our plan of operations to date:

November 2001

Dr. David Moskowitz became our Chairman of the Board and Chief Medical Officer.

Jerry E. White became our President, Chief Executive Officer, and a Director.
Jerry White resigned on October 21, 2002, and our Board of Directors appointed
Dr. David Moskowitz as our President and Chief Executive Officer as of
October 22, 2002 to fill the vacancies created by Jerry White's resignation.

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

Purchased one SNP Stream UHT (Ultrahigh Throughput) SNP Genotyping system from
Orchid BioSciences, Inc. that will enable us to perform as many as 100,000 genotypes a day. Purchased one SNP stream UHT system and the software from
Orchid BioSciences, Inc. of Princeton, New Jersey, that will further enable us to perform as many as 100,000 genotypes a day. Beta Test Agreement with Orchid
BioSciences, Inc. completed for the SNP stream UHT system, which will permit us to operate this equipment through a joint venture with DNA Print, Inc. in
Sarasota, Florida. The Beta Test Agreement involves the following: In return for providing Orchid BioSciences with information regarding their systems genotyping accuracy, the agreement allows GenoMed to perform the first 50,000 genotypes at no charge.

February 2002

Orchid BioSciences, Inc. installed our UHT SNP-stream genotyping system at
DNAPrint Genomics, Inc, a company with one year's experience using the Orchid genotyping platform. We are outsourcing our high-throughput genotyping needs to
DNAPrint Genomics, Inc.

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

March 2002

Move into Office and Lab Space
In March 2002, we moved into approximately 1200 square feet of space and are contemplating 2000 square feet of laboratory space in St. Louis, Missouri to conduct our research. Although we have not yet been provided with lease quotations, we estimate that the cost involved in renting this space will range from $800 to $1200 per month. We will attempt to negotiate a one (1) year term for the lease. Our president, Dr. David Moskowitz will be responsible for conducting inquiries regarding a potential lease for our laboratory purposes.

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

April 2002

Obtain Hispanic Collection of Blood Samples
In accordance with our joint venture agreement with Muna, Inc. located in
Coconut Creek, Florida. Muna, Inc. will arrange for the collection of blood from
Hispanic patients with documented disease. Muna, Inc. will provide samples at approximately $50 per sample total cost; including the cost of DNA preparation.
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

The first 1,000 SNPs will be genotyped by September 2002. Personnel at DNAPrint
Genomics, under the direction of Tony Frudakis, CEO, and Matt Thomas, Project
Manger, will be responsible for executing the genotyping. The project will be overseen by David Moskowitz, our Chief Executive Officer.

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

Marketing IP
We will attempt to recruit personnel with research pharmaceutical industry experience to market GenoMed's disease-gene associations to the research pharmaceutical industry. Resumes are now being assembled for this purpose.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

(b)      Reports on Form 8-K

We filed a Form 8-K on August 16, 2002 in connection with Item 9, Regulation FD
Disclosure, with an attached exhibit, Exhibit 99.1 - the Certification of Jerry
White, our prior President, Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer, in response to the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements.

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

DATED: November 12, 2002

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Dr. David Moskowitz, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of GenoMed, Inc.;

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

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for GenoMed, Inc.
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

Date: November 12, 2002

/s/ Dr. David Moskowitz
    Dr. David Moskowitz
President/Chief Executive Officer/Chairman of the Board/Chief Financial
Officer/Chief Accounting Officer

