Form 10KSB
period 2002-12-31
GENOMED INC
filed 2003-05-06
CIK 1169417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2002

                             Commission file number
                                    333-67232

                                  GenoMed, Inc.
                 (Name of small business issuer in its charter)

                Florida                                    43-1916702
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

             909 South Taylor Avenue, St. Louis, Missouri   63110
               (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone number (314) 977-0115

          (Former name and former address if changed since last report)

           Securities registered pursuant to Section 12(g) of the Act:

    Title of each class           Name of each exchange on which registered
Common Stock, $.01 Par Value                OTC Pink Sheets

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $0.

As of April 14, 2003, there were 120,310,000 shares of our common stock issued and outstanding.

We have incorporated by reference, our Form 10 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes ___   No  X

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002

                                     PART I

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......17
Item 6.     Management's Discussion and Analysis or Plan of Operation.....23
Item 7.     Financial Statements......................................F-1 - F-16
Item 8.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure...........................32

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act....32
Item 10.    Executive Compensation........................................36
Item 11.    Security Ownership of Certain Beneficial Owners and

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements
The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate,"
"project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties.
Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business
General
                              HOW WE ARE ORGANIZED

On January 3, 2001, we were formed in the State of Florida under the name e-Kids
Network, Inc. to engage in the e-commerce business of selling toys, games, merchandise, and educational products. We were formed along with 12 other commonly owned companies in accordance with the March 6, 2001 Bankruptcy Court approved Amended Plan of Reorganization of e-Miracle Network, Inc., United
States Bankruptcy Court, Southern District of Florida, Miami Division on March
6, 2001 (Case No. 00-18144-BKC-AJC So. Dist. Fla.) in which the debtors and shareholders of e-Miracle Network, Inc. were issued shares of our common stock and the other 12 commonly owned companies. On October 3, 2001, we changed our name to GenoMed, Inc. We are a development stage company.

On November 9, 2001, we executed an Agreement and Plan of Share Exchange with
Genomic Medicine, LLC, a Delaware Limited Liability Company formed on February
9, 2001, and its sole owner, whereby we acquired 100% of all of the issued and outstanding shares of Genomic Medicine, LLC, a Medical Genomics development stage company with no revenue or revenue generating operations. Under the terms of this agreement, we are required to make a $1,000,000 investment in Genomic
Medicine, LLC during the initial 12 months from the date of the agreement in return for our immediate issuance of 12,500,000 shares of our common stock to
Genomic Medicine's sole principal, Dr. David Moskowitz, which we issued on
November 9, 2001. In addition, we agreed to issue an additional 37,500,000 shares of our common stock to Dr. Moskowitz. Genomic Medicine, LLC's officers and directors then became our officers and directors, and Genomic Medicine, LLC became our wholly owned subsidiary. In November 2001, in conjunction with our acquisition of Genomic Medicine, LLC, our new and current Board of Directors decided to cease doing business in the e-commerce area of selling toys, games, merchandise, and educational products. We made this decision due to the declining nature of the e-commerce business and because we adopted Genomic
Medicine's business of medical genomics, which we believed held greater business potential than e-commerce.

We have not been involved in any material reclassification, merger, consolidation or sale of a significant amount of assets; however, we did acquire all of the business interests of Genomic Medicine, LLC as described above. On
September 28, 2001, we affected a 50-for-1 forward stock split. Prior to this forward split, we had 12,076,200 shares outstanding; immediately following this forward split we had 603,810,000 shares outstanding, 500,000,000 shares of which were returned to our treasury on November 8, 2001 by our former
President/Chairman of the Board, David Siddons. As of April 14, 2003, we have
120,310,000 shares outstanding.

                             HOW YOU MAY CONTACT US

We are located at 909 South Taylor Avenue, St. Louis, Missouri 63110. Our
telephone number is (314) 977-0115.

BUSINESS
OVERVIEW
Medical Genomics is the study of how genes function in the cause, progression and treatment of disease. We are a Medical Genomics company that intends to translate knowledge of disease genes into the development of new treatments, better use of existing therapies and creation of more accurate gene-based tests for known diseases. To date, we have no products and have not generated any revenues. We intend to identify as many disease genes as possible which contribute to specific diseases, such as diabetes, kidney disease, and cancer.
These disease associated genes can then serve as targets for new drug development, enabling the creation of new medicines for treating human diseases and also as an early warning system to diagnose disease in patients before any symptoms occur. Accordingly, we plan to develop a comprehensive database of disease-causing genes so that we can predict with reasonable confidence what diseases a person may experience during his or her lifetime and whether a particular drug is likely to aid treatment.

OUR RESEARCH AND DEVELOPMENT APPROACH
The human genome, which constitutes the total genetic constitution of a cell organism, is vast since it contains over 3 billion letters and more than 30,000 genes. Our research and development focuses upon recording and cataloguing variations in the letters between two groups: (a) "cases," which refer to the group of specific patients that have a disease; and (b) "controls," which refer to the group of people without the disease. These variations involve changes in a single letter or base, known as a nucleotide and so are called "single nucleotide polymorphisms," otherwise known as SNPs. SNPs that appear at a much higher frequency among patients with a particular disease than among people of the same ethnic group without that disease is defined as disease-associated
SNPs. How significant the association is between a disease-associated SNP and the disease can be measured statistically. We use SNPs which we believe have a high likelihood of being the cause or the functional part of the disease which we refer to as regulatory SNPs. This approach assumes that SNPs in the regulatory regions of each gene control how much protein is eventually produced from that gene. As a result, we believe that these are the best SNPs to analyze and include in our database. The higher the statistical correlation between a particular SNP and a given disease, the more important is the gene containing that SNP for causing the disease. Genes with the highest statistical correlation with the disease make excellent drug targets for treating and/or delaying the onset of a particular disease.

During 2003 we will be targeting the discovery of disease genes associated with
Type 2 Diabetes and Colon Cancer. During 2004, our next phase of operations, we will focus on identifying genes for complications of diabetes and hypertension, such as renal failure, colon cancer and peripheral vascular disease, as well as cancer. These diseases have a large population base with ample opportunities for disease-gene related products and services. The discovery and identification of disease genes in these markets allows pharmaceutical companies and physicians to leverage their consumer reach and branding with the demand for such products and services.

Currently, collections of DNA samples are completed for Type 2 Diabetes.

The remaining collections of DNA samples for the following diseases are scheduled to be conducted during 2003 to 2004:

o  Type 2 Diabetes ("adult-onset              o  End-stage kidney disease
   diabetes," or NIDDM)                          due to Type 2 Diabetes
o  Heart Attack due to Type 2 Diabetes        o  Stroke due to Type 2 Diabetes
o  High blood pressure                        o  End-stage kidney disease
o  Heart Attack due to high blood pressure       due to high blood pressure
o  Breast cancer                              o  Stroke due to high blood
o  Prostate cancer                               pressure
o  Lung cancer                                o  Colon cancer

STRATEGY
Long-term goal - Our overriding/long term goal is to translate, as rapidly and as safely as possible, the knowledge of disease genes into better patient outcomes by constructing a comprehensive list of disease-causing genes.

Mid-term goal - Our mid-term goal over the next five years is to construct a comprehensive database of disease-causing genes using our proprietary technology and processes so that physicians can predict with reasonable confidence what diseases a person may experience during their lifetime. This goal will require us to:
o    Establish strategic partners or alliances with pharmaceutical companies, health maintenance organizations, biotechnology companies and clinical diagnostic laboratories to complement our research and development efforts.

o    Through these strategic partnerships, to develop licensing or royalty revenue from: (a) the use of new drugs for common diseases; (b) the use of existing drugs for new clinical indications; and (c) gene-based diagnostic tests.

OUR SAMPLING AND COLLECTION PROCESS
We intend to sample disease populations throughout the world. We will use the data derived from our sampling to conduct comparative studies of disease-predisposition genes across ethnic groups. Some genes will be found to be common for a disease among all of the people of the world, while other genes will be private to just one or two closely related ethnic groups. Practically, our sampling and collection process will involve multiple sampling operations on multiple continents. For instance, with respect to Caucasians, sampling would be conducted in the United States and Russia. If we were to find replication of a disease gene in the populations of both these countries, that would be strong evidence that the disease association is real for Caucasians. Similarly, the same disease is sampled across multiple ethnicities such as African, Hispanic, and Asian. A disease gene appearing in more than one ethnic group may be more important in causing the disease than a gene which appears in only one ethnic group.

GENOTYPING
We will accomplish our analysis of individual SNPS, as previously defined under
"Our Research and Development Approach", through ultra-high throughput machines which we have purchased from Orchid Biosciences and installed at DNAPrint
Genomics. Genotyping is accomplished by Orchid Biosciences' patented "single base extension method" as incorporated into the ultra-high throughput machine.
This method involves amplification of a significant stretch of a patient's DNA which is amplified up to the segment containing the single base difference or
SNP. At this point, colored bases are added to the solution which allows the researcher to identify the SNP by the color of the light detected at the end of the sequence. This process will enable the researcher to determine the identity of the SNP in furtherance of our gene identification process.

DATA ANALYSIS
Our approach requires analysis of voluminous amounts of data which must be analyzed on an ongoing basis by powerful computers. At the present time we do not have computers that are powerful enough to analyze such voluminous amounts of data; however, we do have three laptop computers and one desktop computer that are capable of conducting an initial analysis which consists of examining one SNP at a time to determine the chances of having a particular disease based on an individual having a particular SNP. We plan on conducting this initial analysis and using the results to file provisional patent applications. We will furnish the data from our initial analysis to a computer company that has sufficiently powerful computers to analyze more than one SNP at a time and complete the analysis. We will investigate possible agreements with such computer companies as Sandia National Laboratories Corporation located in
Albuquerque, New Mexico which charges an hourly rental usage fee. Currently, we have no verbal or written agreement with Sandia National Laboratories
Corporation or any other computer company and there are no assurances that we will be successful in securing the services of any such company or have the financial ability to pay for such computer services. In addition, we have not ascertained the specific payment terms of any possible future agreement with a computer company, including whether an hourly rate or flat based fee would be required.

MATERIAL CONTRACTS
Agreement and Plan of Exchange by and between and Genomic Medicine, LLC and its
Sole Owner.
On November 26, 2001, we completed an agreement with Genomic Medicine, LLC whereby we acquired 100% of the shares of Genomic Medicine, LLC and Genomic
Medicine became our wholly owned subsidiary. Terms of the acquisition include an investment of $1,000,000 by us in Genomic Medicine during the initial 12 months from the date of the agreement in return for our immediate issuance of
12,500,000 shares of our common stock to Genomic Medicine's sole principal,
David Moskowitz.

Consulting Agreement between us and Research Capital, LLC
On November 8, 2001, we completed a financial consulting agreement with Research
Capital, LLC located in Sarasota, Florida. The principal owner of Research
Capital is Carl Smith.

Under the consulting agreement, Research Capital was to provide various consulting services to us for an initial period of one year, including the following:
     o    Establishing a financial public relations campaign for us, which included advertising through financial magazines, Internet websites, and other forms of media that Research Capital deemed appropriate;

     o    Providing us with guidance regarding key business alliances;

     o    Assisting us in negotiating agreements with suppliers and service providers; and

     o    Assisting us in completing necessary documents to initiate a private placement of our securities in order to raise up to $5,000,000 of investment capital.

The consulting agreement also requires that Research Capital make monthly payments to us totaling $1,000,000 for use as our working capital through June
2002 ($25,000 of which was paid to us in August 2001). In consideration for continuing to provide us with consulting services and working capital, we agreed to issue $20,000 worth of our restricted common stock to Research Capital each month based upon an agreed upon formula.

On February 22, 2002, we amended our consulting agreement with Research Capital.
The amended agreement provided that we would issue a total of 4,000,000 shares of our restricted common stock to Research Capital in lieu of any consideration payable to them under the original consulting agreement. In February 2002, we also agreed that Research Capital would only be required to provide us with financial public relations services under the consulting agreement until April
2002. As a result, on or about April 15, 2002, Research Capital ceased providing such services to us.

We did not issue any shares of our stock to Research Capital pursuant to the original consulting agreement. On March 20, 2002, we issued 4,000,000 shares of our restricted common stock to Research Capital relating to the amended consulting agreement. Each share of stock issued to Research Capital was valued at $.06 per share with the total value of the common stock issued being
$240,000.

Research Capital has made the following working capital payments totaling
$1,000,000 to us in connection with our consulting agreement, including payments made in accordance with a May 2002 verbal modification of that agreement:

            Month                         Payment
         ----------                     ----------
        August 2001                     $   25,000
        November 2001                   $  150,000
        December 2001                   $  200,000
        January 2002                    $  150,000
        February 2002                   $  100,000
        March 2002                      $  100,000
        April 2002                      $   25,000
        May 2002                        $   25,000
        June 2002                       $   50,000
        July 2002                       $   50,000
        August 2002                     $   50,000
        September 2002                  $   50,000
        October 2002                    $   25,000
                                        ----------
        TOTAL                           $1,000,000

No other payments are due from Research Capital in connection with their consulting agreement with us.

Convertible Promissory Note Payable to Reseach Capital
On April 9, 2003 we converted $1,010,500 in advances and $67,081 of accrued interest into a convertible promissory note in the amount of $1,077,581. The note bears interest at 8% per annum and is due on January 1, 2005. The note may be converted into our common shares as follows:
a.   The unpaid principal in whole or in part together with accrued interest shall at the option of the holder be converted into the class of our shares on the same terms and conditions applicable to any investors in a financing agreement. The holder may elect to negotiate separate terms and conditions however the unpaid balance will not be payable in cash, but convertible only into our shares. For the purposes of this calculation the aggregate value of our shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion. A financing agreement is defined as the receipt by us of a least $1,500,000 of net cash proceeds from the sale of capital stock.
b.   The unpaid principal in whole or in part together with accrued interest shall be converted into shares if we realize revenue of $1,500,000 during the period commencing April 9, 2003 and ending on December 31, 2004. The price per share shall be determined as provided in c below. The unpaid balance will not be payable in cash but convertible only into our shares.
     For the purposes of this calculation the aggregate value of our shares received by the holder in conversion shall be determined by subtracting
     $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion.
c.   If no financing agreement has occurred by December 31, 2004 and/or we have not realized the requirements of a and b above the holder may elect to convert the unpaid principal balance and accrued interest into the number of our common shares determined by dividing the unpaid balance by the average bid price of our common stock for the previous 30 trading days.
     The unpaid balance will not be payable in cash but convertible only into our shares.

Settlement Agreement with Former Chief Executive Officer/Director Jerry White
On October 25, 2002, we entered into a Settlement Agreement with Jerry White in which we granted Mr. White options to purchase 6,000,000 shares of our common stock. The options may be exercised for a period of ten years or until
October 25, 2012 at an exercise price per share equal to twenty percent of the average of the bid and ask of the common stock at the close of business on
October 25, 2002 which was $0.0265.

Stock Option Agreements with our Chief Executive Officer/Chairman of the
Board David Moskowitz
On March 18, 2002, we entered into an agreement with our Chairman of the Board,
Dr. David Moskowitz, in which we granted officer options to Dr. Moskowitz to purchase 37,500,000 shares of our common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6, 2002 for a period of ten years as to 12,500,000 options and after November 6, 2002 for a period of ten years as to 25,000,000 options. In addition, Dr. Moskowitz was granted a performance option to purchase up to 100,000,000 common shares for a period of ten years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to Dr. Moskowitz based upon the occurrence of any of the following "Triggering Events:"
     o    Gross Profit Triggering Event - Dr. Moskowitz will be entitled to receive one option to purchase one share of our common stock for every one cent of gross profit we product, up to a maximum of 100,000,000 shares of our common stock; or
     o    Exchange Triggering Event - Dr. Moskowitz will be entitled to receive an option to purchase up to 100,000,000  shares of our common stock if we become listed and quoted on the NASDAQ Small Cap or the NASDAQ
          National Market Systems Exchange; or
     o    Sale Triggering Event - Dr.  Moskowitz will be entitled to receive an option to purchase up to 100,000,000 shares of common stock if we are purchased or acquired by a larger biotech firm for a minimum of
          $100,000,000 in value.
If no "Triggering Event" has occurred by November 9, 2006, we are not obligated to grant the performance option.

On February 22, 2002, we executed a Stock Option Agreement with our Chief
Executive Officer/Chairman of the Board David Moskowitz, which includes the following terms:
     a)   We grant to Dr. Moskowitz, the right and option to purchase an aggregate of 1,000,000 shares of our common stock at a price equal to six tenths of a cent ($0.006), which represents 20% of the three cents
          ($0.03) public bid price of our shares of common stock on the date of the option;
     b)   The option shall be exercisable as to 80,000 shares on March 1, 2002 and as to an additional 80,000 shares on the first day of each month thereafter until the end of February 2003, after which date it shall be exercisable as to all of the 1,000,000 shares (less any for which it has been exercised). The option shall be exercisable at any time and from time to time in whole or in part until the end of the day on a date three years from the date of the agreement, and upon the third anniversary of the agreement, the option shall terminate as to any shares which have not be then been purchased.

Stock Option Agreement with our Director, Richard Kranitz
On February 22, 2002, we executed a Stock Option Agreement with our Director,
Richard Kranitz, which includes the following terms:
     a)   We grant to Mr. Kranitz, the right and option to purchase an aggregate of 1,000,000 shares of our common stock at a price equal to six tenths of a cent ($0.006), which represents 20% of the three cents ($0.03)
          public bid price of our shares of common stock on the date of the option;
     b)   The option shall be exercisable as to 80,000 shares on March 1, 2002 and as to an additional 80,000 shares on the first day of each month thereafter until the end of February 2003, after which date it shall be exercisable as to all of the 1,000,000 shares (less any for which it has been exercised). The option shall be exercisable at any time and from time to time in whole or in part until the end of the day on a date three years from the date of the agreement, and upon the third anniversary of the agreement, the option shall terminate as to any shares which have not be then been purchased.

Stock Option Agreement with our then Director, Peter C. Brooks
On February 22, 2002, we executed a Stock Option Agreement with our then
Director, Peter C. Brooks, which includes the following terms:
     a)   We grant to Mr. Brooks, the right and option to purchase an aggregate of 1,000,000 shares of our common stock at a price equal to six tenths of a cent ($0.006), which represents 20% of the three cents ($0.03)
          public bid price of our shares of common stock on the date of the option;
     b)   The option shall be exercisable as to 80,000 shares on March 1, 2002 and as to an additional 80,000 shares on the first day of each month thereafter until the end of February 2003, after which date it shall be exercisable as to all of the 1,000,000 shares (less any for which it has been exercised). The option shall be exercisable at any time and from time to time in whole or in part until the end of the day on a date three years from the date of the agreement, and upon the third anniversary of the agreement, the option shall terminate as to any shares which have not be then been purchased.

Agreement with Dr. Paula Hempen
On October 23, 2002, we entered into an agreement with Dr. Paula Hempen to serve as our Chief Scientific Officer, which includes the following terms:
     a)   $1,600 a month in salary to last no later than December 31, 2002 with the expectation that our efforts to secure at least $100,000 in bridge financing will be successful by then;
     b)   Once bridge financing has been secured, Dr. Hempen's salary will increase to $3,200, which represents  Dr. Hempen's last salary as a
          "post-doc" at Hopkins ($35,000) plus $274 a month for health insurance for her and her child; and
     c)   At the time of mezzanine funding of $3 million to $10 million, which we expect to raise within 6 to 9 months, her salary will be increased to $65,000 per year, plus a similar allowance for health insurance

Because we did not have sufficient funds and we did not receive financing, we employed Dr. Hempen from only October 22, 2002 to December 31, 2002. If we receive sufficient financing in the future, we will hire Dr. Hempen under the same terms described above, if she accepts such an employment offer from us.

Agreements with Scientific Advisory Board Members
We have agreements with our Scientific Advisory Board Members. All of the agreements can be cancelled by us or the Advisory Board Member for any reason with 30 days' written notice. The agreements are:

1. Agreement with Scott Williams
On January 15, 2002, we entered into a "Contract to Serve on GenoMed's
Scientific Advisory Board" with Scott Williams in which Dr. Williams is obligated to serve on our Scientific Advisory Board for a five year period in return for payment of 100,000 shares of our restricted common stock on each anniversary date from the date of the January 15, 2002 agreement for a period of five years.

On January 9, 2003, we sent a letter to Scott Williams, which replaces the above agreement with an option for 100,000 shares effective January 15, 2003.
Dr. Williams would have 2 years to exercise the option from January 15, 2003.
The exercise price is based upon the closing bid price on the one year anniversary date of January 15, 2003. Dr. Williams accepted the terms of this letter.

2. Agreement with Tony Frudakis
On January 16, 2002, we entered into a "Contract to Serve on GenoMed's
Scientific Advisory Board" with Tony Frudakis in which Dr. Frudakis is obligated to serve on our Scientific Advisory Board for a five year period in return for payment of 100,000 shares of our restricted common stock on each anniversary date from the date of the January 16, 2002 agreement for a period of five years.
Because Dr. Frudakis resigned from our Scientific Advisory Board prior to what would have been his one year anniversary, January 16, 2003, he did not receive any shares of our restricted common stock; however, on January 9, 2003, we did send a letter to Tony Frudakis, offering him an option for 78,100 shares effective January 16, 2003. Because Dr. Frudakis resigned from our Scientific
Advisory Board on October 29, 2002, the option for 78,100 shares is based on Dr.
Frudakis having served on our Scientific Advisory Board for 78.1% of the year of his contract with us. Dr. Frudakis may exercise the option until October 29,
2004. The exercise price is based upon the closing bid price on the one year anniversary date of January 16, 2003.

3. Agreement with Jason Moore
On January 16, 2002, we entered into a "Contract to Serve on GenoMed's
Scientific Advisory Board" with Jason Moore in which Dr. Moore is obligated to serve on our Scientific Advisory Board for a five year period in return for payment of our restricted common stock shares, as follows:
     a)   50,000 shares payable upon signing the contract on January 16, 2002;
     b)   50,000 shares upon the first anniversary from the date of the agreement;
     c)   100,000 shares upon the second anniversary from the date of the agreement;
     d)   100,000 shares upon the third anniversary from the date of the agreement;
     e)   100,000 shares upon the fourth anniversary from the date of the agreement; and
     f)   100,000 shares upon the fifth anniversary from the date of the agreement.

On April 18, 2003, we sent a letter to Jason Moore, which replaces the above agreement with an option for 100,000 shares effective January 16, 2003. Dr.
Moore would have 2 years to exercise the option from January 16, 2003. The exercise price is based upon the closing bid price on the one year anniversary date of January 16, 2003. Dr. Moore accepted the terms of this letter.

4.Agreement with Frank Johnson
On September 3, 2002, we entered into a "Contract to Serve On GenoMed's
Scientific Advisory Board" with Frank Johnson in which Mr. Johnson is obligated to serve on our Scientific Advisory Board for a five year period in return for the option to purchase 100,000 shares of our common stock payable by us on each anniversary date from the date of our agreement with Frank Johnson.

5.Agreement with Sergio Danilov
On December 11, 2002, we entered into a "Contract to Serve On GenoMed's
Scientific Advisory Board" with Sergio Danilov in which Mr. Davilov is obligated to serve on our Scientific Advisory Board for a five year period in return for the option to purchase 100,000 shares of our common stock payable by us on each anniversary date from the date of our agreement with Sergio Danilov.

6.Agreement with Geoffrey Boner
On December 26, 2002, we entered into a "Contract to Serve On GenoMed's
Scientific Advisory Board" with Geoffrey Boner in which Mr. Boner is obligated to serve on our Scientific Advisory Board for a five year period in return for the option to purchase 100,000 shares of our common stock payable by us on each anniversary date from the date of our agreement with Geoffrey Boner.

OUR REVENUE MODEL
To date we have earned no revenues. In addition, we have no patent, product, service or technology that can be marketed at this time. Our revenue model will be based upon licensing and/or collecting royalties from:
     o    Discovery of new drugs for common diseases;
     o    Use of existing drugs for new clinical indications; and
     o    Gene-based diagnostic tests.

Our licensing fees will be derived from our agreements with pharmaceutical companies, large domestic and foreign health care systems, disease management companies, and pharmacy benefit management companies. To date, we have not specifically determined the structure of our licensing fees or royalties. As of
December 31, 2002, we do not now have any agreements and we may never be successful in completing any agreements from which we can derive such licensing fees.

Agreements No Longer in Effect:
Agreement with Better Health Technologies
On December 19, 2001, we finalized a letter agreement with Better Health
Technologies, a consulting and business development company, to provide us with health care consulting and business development services in return for an annual rate of $1,800 per day or $225 per hour. In addition, we agreed "in principle"
that 40% of Better Health Technologies' compensation will be payable in some type of our equity, the details of which will be determined in a later agreement. During March 2002, we verbally and in writing, notified Better Health
Technologies that we were no longer in need of their services. Better Health
Technologies was only paid with cash compensation and did not receive any of our common stock or stock options as consideration for their services.

Independent Consulting Agreement with Sequence Sciences
On December 26, 2001, we finalized an agreement with Sequence Sciences, a data analysis firm located in St. Louis, Missouri, to provide us with certain consulting services consisting of developing a list for us of as many Promoter
SNPs as possible from certain freely accessible public databases. We are required to pay Sequence Sciences $10,000 for these services. As of March 2002, we paid Sequence Sciences $10,000 due to them under this agreement in return for the consulting services, all of which were furnished to us by Sequence Sciences.

Agreement with Muna, Inc.
On January 16, 2002, we finalized an agreement with Muna, Inc., a blood collections firm located in Coconut Creek, Florida, whereby Muna, Inc. would arrange for the collection of blood from Hispanic patients with documented disease states as per our specifications. We would be required to pay Muna, Inc.
$20 per sample. In addition, the agreement provides that if documentation is to be provided in a computer database format that we specify, we can obtain the database service from Muna, Inc. at little or no additional cost per same;
however, an initial fee of $3,000 to $5,000 would be required for the proper training of network staff for data entry purposes. To date, we have not used
Muna, Inc.'s services because we have had insufficient financial resources.

MARKETING
Currently, we do not have an active marketing program. We intend to market disease-associated gene patents to pharmaceutical companies, large domestic and foreign health care systems, disease management companies, and pharmacy benefit management companies, as contained within the 13 Provisional Patent Applications we have filed and future patents we intend to file with the U.S. Patent and
Trademark Office. There can be no assurance that our target markets will accept our patents as a basis for their products. Our marketing program will be implemented and directed by our Chairman of the Board/Chief Executive Officer,
Dr. Moskowitz, who will directly contact Chief Executive Officers of the above described companies. In addition, we intend to enter into agreements with outside marketing consultants that will actively market our products to such companies. Outside consultants will be compensated on a commission basis, the specifics of which have not been determined.

COMPETITION
The gene identification research and development field is extremely competitive and is characterized by rapid technological change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. In addition, our competitors have greater experience in marketing gene-related products. These competitive advantages provide our competitors with greater potential to develop revenue streams deriving from:
     o    Identification of genes;
     o    Establishing uses for genes;
     o    Patenting genes;
     o    Product development; and
     o    Commercialization of products.

Our competitors are located in the United States as well as around the world and include:
     o    Diagnostic companies;
     o    Health Care companies;
     o    Biotechnology companies;
     o    Pharmaceutical companies;
     o    University or university-sponsored research organizations; and
     o    Government-sponsored research organizations.

Examples of our competition include:
     o    Celera Genomics Corporation which uses high-speed gene sequencers to discover genes, and the TagMan Assay to score genotypes.

     o    United States, British, French, German and Japanese government financed and sponsored institutes, universities, and not for profit entities that conduct research to identify genes.

     o    Research pharmaceutical companies such as Novartis, Merck and Glaxo
          Smith Kline, which generally employ "marker" polymorphisms intended to lie physically close to the disease causing genes genetics approach, in  comparison to our molecular epidemiology approach employing colymorphisms which may be functional, rather than merely markers.

     o    Biotechnology companies such as Genome Therapeutics, Inc. and
          Millennium Pharmaceuticals.

We will attempt to overcome the competitive advantages of our competitors by attempting to accomplish the following:
     o    Attempt to capitalize on our core findings by identifying a class of
          SNPs that appear to cause most common diseases;

     o    Using our comparatively inexpensive genotyping in which we can type a
          DNA sample at a single SNP for less cost than some of our competitors;

     o    Using strategic partnerships with biotechnology companies, pharmaceutical companies, large domestic and foreign health care organizations, disease management companies, and pharmacy benefit management companies in our attempt to create revenue streams that will be used for further research into disease-predisposition genes;
          and

     o    Hiring consultants in the area of typing genetic samples, collecting patient samples, and computer technical assistance to save costs compared with our having to hire in-house personnel for the same purposes.

GOVERNMENT REGULATION
We will attempt to partner with pharmaceutical or other companies to develop biologics or drugs that will treat common diseases. Any drug products that we or our strategic partners develop, prior to marketing in the United States, will require an extensive regulatory approval process by the Federal Drug
Administration regarding the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices of biologics or new drugs. Federal Drug Administration approval or other clearances must be obtained before clinical testing, manufacturing and marketing of biologics and drugs.

The regulatory process includes extensive pre-clinical testing and clinical trials of each applied for product which may take up to several years to complete. Generally, in order to gain Federal Drug Administration pre-market approval, a developer first must conduct laboratory studies and animal-model studies to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, which the Federal Drug Administration must review before human trials of an investigational drug can start. The investigational new drug application includes a detailed description of the initial animal studies and human investigation to be undertaken.

For any investigational new drug applications, we or our strategic partner will be required to select qualified investigators to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with Federal Drug Administration regulations and the general investigational plan and protocols contained in the investigational new drug application. These qualified investigators are usually physicians with medical institutions. Human trials are normally done in three phases:

     o    Phase I trials are concerned primarily with the safety and preliminary activity of the drug and involve fewer than 100 subjects. This phase may take from six months to over a year to complete.

     o    Phase II exploratory trials normally involve a few hundred patients, but in some cases may involve fewer. Phase II trials are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-
          term side effects and risks in people whose health is impaired may also be examined.

     o    Phase III confirmatory  trials are expanded trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its overall safety and effectiveness.

All three phases generally take three to five years, but may take longer, to complete.

No government approval is required for the examination of human blood or DNA samples. We will purchase human blood products and DNA samples from other blood collection companies such as Diagnostic Support Services, BioCollections
Worldwide, IMPath, DW Coordinating Center, and Stratprobe; however, we have no agreement with these companies nor is any agreement generally required for the purchase of human blood products. Because we will not be directly involved in the collection or shipment of human blood products, we are not required to obtain a Federal Drug Administration registration or license regarding such activities.

The companies from which we may purchase human blood products are responsible for registering with the Federal Drug Administration's Center for Biologics,
Evaluation and Research for activities involving their collection of human blood. Such companies must also obtain a license from the Federal Drug
Administration's Center for Biologics, Evaluation and Research if they ship blood through interstate commerce. Based on our discussions with these companies, we believe that these companies have obtained the necessary registration and license to collect and deliver human blood.

PRODUCT LIABILITY
The design, development, and manufacture of drug products or diagnostic tests resulting from our gene patents involve an inherent risk of product liability claims and damage to our brand name reputation. Such claims may involve allegations of product failure or harm caused by the drug product. We currently do not maintain product liability insurance; however, we plan to obtain product liability insurance in the future when we start to market our products and services. Product liability claims may result in significant legal costs related to our defense of such actions. In addition, should we become liable for any product liability claims, the amount of damages may exceed our product liability insurance coverage.

SOURCES AND AVAILABILITY OF RAW MATERIALS
We do not use raw materials in our business.

CUSTOMER DEPENDENCY
Our customers will consist of men and women using the drugs that are developed through our strategic relationships with pharmaceutical and other companies. We currently do not have any customers nor do we expect to have any customers for at least three to five years. Although we do not plan on being dependent upon one single customer or just a few customers, there are no assurances that we will not become dependent upon a single or a few customers.

INTELLECTUAL PROPERTY

            We have filed the following patent applications with the
                       U.S. Patent and Trademark Office:
--------------------------------------------------------------------------------
Patent Title                        U.S. Patent No.       Status and Remarks
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
A Method to Find Disease -          Application           May 1, 2001.
Associated SNPs and Genes           Number 60/287,376     Application and patent
                                                          pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
Finding Disease Associated SNPs     Application           June 4, 2001.
and Genes - How to Start            Number 60/295,095     Application and patent
                                                          pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
A Method to Delay the               Application           August 6, 2001.
Progressionof a Large Number        Number 60/310,064     Application and patent
of Common Diseases                                        pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
Method to Avoid Dialysis in         Application           August 8, 2001.
Oliguric Acute Renal Failure        Number 60/310,686     Application and patent
                                                          pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
A Method to Treat Pulmonary         Application           August 13, 2001.
Hypoplasia in the Newborn           Number 60/311,663     Application and patent
                                                          pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
Modifications of Serum Potassium    Application           November 13, 2001.
Concentration in Patients for       Number pending        Application and patent
whom ACE Inhibition is Indicated                          pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application fled on
Clinical Trials Illustrating New    Application           November 29, 2001.
Uses for a Hydrophoblic ACE         Number 60/347,013     Application and patent
Inhibitor                                                 pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
Promoter SNPs                       Application           November 30, 2001.
                                    Number 60/324,370     Application and patent
                                                          pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
New Formulation of an existing      Application           December 2, 2001.
ACE Inhibitor                       Number 60/350,563     Application and patent
                                                          pending.
--------------------------------------------------------------------------------
Provisional Patent Application:     US PTO                Application filed on
A Method to Put Off (Delay or       Application           December 31, 2001.
Prevent Altogether)Most Common      Number pending        Application and patent
Serious Diseases                                          pending.
--------------------------------------------------------------------------------

           We have filed the following trademark applications with the
                       U.S. Patent and Trademark Office:
--------------------------------------------------------------------------------
Mark                                           Status and Remarks
------------------------------                 ------------------------------
Disease Gene Net Trademark                     Trademark application filed on
                                               October 28, 2001. Application
                                               and trademark pending.
------------------------------                 ------------------------------
HealthChip                                     Trademark application filed on
                                               January 2, 2002. Application
                                               and trademark pending.
------------------------------                 ------------------------------

Our business and competitive position are dependent upon our ability to protect our proprietary technologies, processes, databases and information systems.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. We will rely on patent, trade secret and copyright law and nondisclosure and other contractual arrangements to protect such proprietary information. We will file patent applications for our proprietary methods and devices for gene expression analysis, for discovery of biological pathways and for drug screening for pharmaceutical product development.

There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information, that such information will not be disclosed or that we can effectively protect our rights to unpatented trade secrets or other proprietary information.

GOVERNMENT APPROVAL REQUIREMENTS
As described above, the nature of our business requires approval of patents with the U.S. Patent and Trademark Office and the Federal Drug Administration. Apart
from these approvals, we are not aware of any government approval of our potential future products that are required.

RESEARCH AND DEVELOPMENT
During 2001, we spent $333,264 on our research and development.

COSTS ASSOCIATED WITH ENVIRONMENTAL COMPLIANCE
We currently have no costs associated with compliance with environmental regulations. Because we are not involved in manufacturing the product that may be developed as a result of our genomics research and development, we do not anticipate any costs associated with environmental compliance. However, there can be no assurance that we will not incur such costs in the future.

EMPLOYEES
We have no part-time employees. We have 1 full-time employee, our
President/Chief Executive Officer/Chief Financial Officer/Chief Accounting
Officer/Chairman of the Board/Chief Medical Officer, Dr. David Moskowitz, who is
responsible for directing our Board of Directors, overseeing all research and development and marketing issues, and supervising all medically-related activities. Additionally, Dr. David Moskowitz is responsible for our overall administration and operation, including finance, marketing, and personnel.

Until December 15, 2002, we also employed an Administrative Assistant who was responsible for office administration, including clerical, secretarial, bookkeeping duties, accounts payable, accounts receivable, filing and answering phones; however, because we do not have sufficient financial resources, the administrative assistant is no longer employed by us.

Until October 1, 2002, we also employed a Chief Technical Officer, David M.
Ellet, who we hired in May 2002, who was responsible for patent writing and overseeing genotyping and data analysis; however, because we do not have sufficient financial resources, the Chief Technical Officer is no longer employed by us.

REPORTS TO SHAREHOLDERS
As a result of this Registration Statement, we will become subject to the information and reporting requirements of the Securities and Exchange Act of
1934. As a result, we will file periodic reports, proxy statements, and other information with the Securities and Exchange Commission.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We have filed with the Securities and Exchange a Registration Statement on Form
10-SB. The Registration Statement and exhibits and reports that we will be required to file with the Securities and Exchange Commission may be inspected without charge, and copies may be obtained at proscribed rates, at the SEC's
Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The
public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The
Registration Statement, periodic reports and other information filed with the
Securities and Exchange Commission are also available at the web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

Reports to Security Holders
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C., New York, New York, and
Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property
From March 1, 2001 to March 1, 2002, we occupied 1,200 square foot offices located on the grounds of the Central Institute for the Deaf at 4560 Clayton
Avenue, St. Louis, Missouri. Our offices were sufficient for our use. We leased our offices from the Central Institute for the Deaf. We had a verbal lease agreement with the Central Institute for the Deaf that provided for the following terms: (a) the lease was on a month-to-month basis; (b) we were obligated to pay monthly lease payments of $966; and (c) our lease was subject to a 45-day notice to vacate by the Central Institute for the Deaf.

On March 2, 2002, the Central Institute for the Deaf requested that we move our offices to another one of their offices at 909 S. Taylor Avenue, St. Louis,
Missouri. We moved our offices to that address during the first week of March
2002. This office is 424 square feet. Our monthly rent was reduced to $500 per month. On January 8, 2003, the Central Institute for the Deaf sold the property and offices located at 909 S. Taylor Avenue, St. Louis Missouri, to the St.
Louis Health Careers College, which is now our landlord for these offices.
Therefore, as of January 8, 2003, we have been leasing our 424 square feet offices located at 909 S. Taylor Avenue from the St. Louis Careers College. Our monthly rent is still $500 and our lease is subject to a 45 day notice to vacate by the St. Louis Health Careers College. The lease is on a month-to-month basis.
Our offices are sufficient for our use.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure.
We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of, or interests in persons primarily engaged in, real estate activities.

Item 3. Legal Proceedings
We are unaware of any officer, director, or persons nominated for such positions, promoter or significant employee that has been involved in legal proceedings that would be material to an evaluation of our management.

Item 4. Submission of Matters to a Vote of Security Holders
None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION
Fourth Quarter 2002:
High - $.028
Low  - $.009

Third Quarter 2002:
High - $.03
Low  - $.016

Second Quarter 2002:
High - $.042
Low  - $.017

First Quarter 2002:
High - $.08
Low  - $.03

Fourth Quarter 2001:
High - $.11
Low  - $.005

Third Quarter 2001:
High - $.005
Low  - $.00

Second Quarter 2001:
High - $.00
Low  - $.00

First Quarter 2001
High - $.00
Low  - $.00

The source of these quotations is the Over-the-Counter Pink Sheets.

On March 26, 2003, Aegis Capital Corporation, a registered securities broker-dealer, applied on our behalf to the National Association for Security
Dealers for trading of our common stock on the OTC Bulletin Board. To date, we have not been approved for trading on the OTC Bulletin Board. No market currently exists for our securities on the OTC Bulletin Board and there is no assurance that a regular trading market on the Bulletin Board will develop, or if developed, will be sustained. A shareholder in all likelihood, therefore, may not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Common Stock. We are authorized to issue 1,000,000,000 shares of common stock at
$.01 par value. As of April 14, 2003, there were 120,310,000 shares of common stock outstanding held of record by 618 stockholders.

Holders of our common stock are entitled to one vote per share on each matter submitted to vote at any meeting of shareholders. A majority of the shares entitled to vote constitutes a quorum at a meeting of the shareholders. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders unless otherwise provided by law. Directors shall be elected by a plurality of the votes cast by the shares entitled to vote at a meeting at which a quorum is present. Our Board of Directors has authority, without action by our shareholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce their percentage of ownership of our common stock and which would dilute the book value of the common stock.

Our shareholders have no preemptive rights to acquire additional shares of common stock. Our common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the holders of shares of common stock are entitled to share equally in corporate assets after the satisfaction of all liabilities. Holders of common stock are entitled to receive such dividends as the Board of Directors may from time to time declare out of funds legally available for the payment of dividends. During the last two fiscal years, we have not paid cash dividends on our common stock and we do not anticipate that we will pay cash dividends in the foreseeable future.

OPTIONS, WARRANTS, CONVERTIBLE SECURITIES
We have option agreements with: (a) David Moskowitz, our Chief Executive
Officer/Chairman of the Board; (b) Richard Kranitz, our Director; (c) Peter C.
Brooks, our Former Director; (d) Dr. Paula Hempen, our former Chief Scientific
Officer; (e) Jerry White, our Former Chief Executive Officer/Director; (f) Scott
Williams, a member of the Scientific Advisory Board; (g) Tony Frudakis, a former member of the Scientific Advisory Board; (h) Jason Moore, a member of the
Scientific Advisory Board; (i) Frank Johnson, a member of the Scientific
Advisory Board; (j) Sergio Danilov, a member of the Scientific Advisory Board;
and (k) Geoffrey Boner, a member of the Scientific Advisory Board. The option agreements containing the material terms of each option are described on pages
8-10.

SHARES ELIGIBLE FOR FUTURE SALE UNDER RULE 144
There are 107,810,000 shares of our common stock held by non-affiliates and
12,500,000 shares of our common stock held by affiliates, which Rule 144 of the
Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933 and no shares are eligible to be resold pursuant to Rule 144. We have agreed to register all of the shares held by our existing non-affiliate selling shareholders. We plan to issue common stock subject to an employee benefit plan.

Once this Registration Statement is effective, the shares of our common stock being offered by us and our selling shareholders will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our
"affiliates," which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

In general, Rule 144 provides that any person who has beneficially owned shares for at least one year, including an affiliate, is generally entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the shares of common stock then outstanding, or the reported average weekly trading volume of the common stock during the four calendar weeks immediately preceding the date on which notice of the sale is sent to the SEC.
Sales under Rule 144 are subject to manner of sale restrictions, notice requirements, and availability of current public information concerning us. Rule
144(k) states that a person who is not our affiliate and who has not been our affiliate within three months prior to the sale generally may sell shares without regard to the limitations of Rule 144, provided that the person has held the shares for at least one year. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation, or notice provisions of Rule 144.

No prediction can be made as to the affect, if any, such future sales of shares, or the availability of shares for such future sales, will have on the market price of our common stock prevailing from time to time. The sale of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our common stock.
As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed, beginning 90 days after the date of this prospectus. The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

HOLDERS
As of April 14, 2003, we had 618 holders of record of our common stock. We have one class of common stock outstanding.

DIVIDENDS
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant. We are not limited in our ability to pay dividends on our securities.

PENNY STOCK CONSIDERATIONS
Our shares are "penny stocks" which term is generally defined in the Securities
Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:

     o    Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
     o    Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
     o    Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and
     o    Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Issuance of Securities
On January 3, 2001, we issued 10,000,000 shares of our common stock to our then
President/Director/Founder, Susan Parker, in consideration for her $10,000 capital contribution to us and for her services rendered as our President,
Secretary and Treasurer. We valued these shares at a price of $.001 per share.
Susan Parker was also the prior President, Secretary and Treasurer of e-Miracle
Network, Inc., the debtor from which we were formed along with 12 other companies as a result of the bankruptcy reorganization of e-Miracle Network,
Inc.

Susan Parker assumed the positions of President, Secretary and Treasurer at
e-Miracle Network, Inc. on November 6, 2000, which was after e-Miracle Network,
Inc. filed for bankruptcy. Susan Parker was also the founder and sole director of the other 12 commonly owned companies formed as a result of the bankruptcy reorganization of e-Miracle Network, Inc. Our Board of Directors determined the number of shares to issue to Ms. Parker. We relied upon Section 4(2) of the
Securities Act of 1933 for the issuance to Ms. Parker. We believed that Section
4(2) was available because the sale did not involve a public offering, Ms.
Parker was our Officer and Director at the time, and as our Officer/Director she had access to all relevant information pertaining to us.

On March 3, 2001, in connection with the approval of an Amended Plan of
Reorganization for e-Miracle Network, Inc., United States Bankruptcy Court,
Southern District of Florida, Miami Division on March 6, 2001 (Case No.
00-18144-BKC-AJC So. Dist. Fla.), we issued 71,200 of our common stock to 595 persons who were debtors and shareholders of e-Miracle Network, Inc. We relied upon Section 3(a)(7) of the Securities Act of 1933 for the sale. We believed that Section 3(a)(7) was available because the common stock issuances to the 595 persons were made with the approval of the United States Bankruptcy Court.

On March 3, 2001, we issued 1,000,000 shares of our common stock to Eric Littman in return for his contribution of $240,000 to e-Miracle Network, Inc., the
Debtor in the above-named bankruptcy action. We relied upon Section 3(a)(7)of the Securities Act of 1933 in issuing the shares to Mr. Littman. We believed that Section 3(a)(7) was available because the common stock issuance to Mr.
Littman was made with the approval of the United States Bankruptcy Court. The
$240,000 contribution was to be equally shared by the 13 companies formed in the reorganization, including us. The shares that were issued to Mr. Littman were valued at $.001 per share as determined in negotiations with the creditors and the debtor's attorneys for the bankruptcy estate as to what was a fair valuation for Mr. Littman's contribution.

On March 3, 2001, we issued 1,000,000 shares of our common stock to Dennis Sturm in return for Mr. Sturm's contribution of $240,000 to e-Miracle Network, Inc., the Debtor in the above-named bankruptcy action. We relied upon Section
3(a)(7)of the Securities Act of 1933 for the sale. We believed that Section
3(a)(7) was available because the common stock issuance to Mr. Sturm was made with the approval of the United States Bankruptcy Court. This contribution was to be equally shared by the 13 companies formed in the reorganization, including
us. The shares that were issued to Mr. Sturm were valued at $.001 per share. The
$240,000 contribution was to be equally shared by the 13 companies formed in the reorganization, including us. The shares that were issued to Mr. Strum were valued at $.001 per share as determined in negotiations with the creditors and the debtor's attorneys for the bankruptcy estate as to what was a fair valuation for Mr. Sturm's contribution.

On July 12, 2001, we issued 2,500 shares of our common stock to Andrew Hellinger in return for services he rendered in connection with the Amended Plan of
Reorganization. The shares issued to Mr. Hellinger were valued at $.001. We relied upon Section 3(a)(7)of the Securities Act of 1933 for the sale. We believed that Section 3(a)(7)was available because the common stock issuance to
Mr. Hellinger was made with the approval of the United States Bankruptcy Court.

On July 12, 2001, we issued 2,500 shares of our common stock to Lewis B. Freeman in return for services he rendered with the Amended Plan of Reorganization. The shares issued to Mr. Freeman were valued at $.001. We relied upon Section
3(a)(7)of the Securities Act of 1933 for the sale. We believed that Section
3(a)(7) was available because the common stock issuance to Mr. Freeman was made with the approval of the United States Bankruptcy Court.

On September 6, 2001, Mr. David Siddons entered into a private securities transaction with Ms. Susan Parker, then of e-Kids Network, Inc., whereby Mr.
Siddons purchased 10,000,000 shares of e-Kids Network, Inc. from Ms. Parker in a private transaction for $200,000. The sale by Ms. Parker was made under Section
4(1) of the Securities Act of 1933 which was available because the sale did not involve an issuer, underwriter or dealer and was a privately negotiated transaction between two individuals. Mr. David Siddons then became our
President, Chairman of the Board and majority shareholder. After Ms. Parker's sale of 10,000,000 shares to Mr. Siddons, Ms. Parker was no longer a shareholder of e-Kids Network. On September 28, 2001, in conjunction with a 50-for-1 forward split of our common stock, Mr. Siddons' 10,000,000 shares became 500,000,000 shares.

On November 8, 2001, David Siddons returned for cancellation the 500,000,000 shares of common stock previously issued to him. Mr. Siddons returned these shares in contemplation of our acquisition of our wholly owned subsidiary,
Genomic Medicine, LLC. A term of our acquisition of Genomic Medicine, LLC was that we would have 103,810,000 shares of common stock outstanding on the date of the closing of the acquisition of Genomic Medicine, LLC. As such, David Siddons retired 500,000,000 shares to complete the transaction. Prior to David Siddons retiring the shares, we had 603,810,000 shares of common stock outstanding.

Pursuant to a verbal agreement between our shareholder, Research Capital, and
David Siddons, on April 1, 2002 Research Capital transferred 4,000,000 restricted shares of our common stock held by Research Capital to Mr. Siddons in exchange for his prior cancellation of the 500,000,000 shares of our common stock. Additionally, Mr. Siddons received the benefit of holding shares in an operating company with an active business, that being the business of Genomic
Medicine, LLC, as opposed to holding shares in an inactive company. Our current management did not pay any consideration or have any discussions with either
Research Capital or Mr. Siddons in connection with the transfer of the 4,000,000 shares from Research Capital to Mr. Siddons. Research Capital agreed to give the
4,000,000 shares to Mr. Siddons to facilitate the acquisition of Genomic
Medicine, LLC, because upon the closing of the acquisition between us and
Genomic Medicine, LLC, the owner of Research Capital would hold shares in a company with an active business, that being Genomic Medicine, LLC, as opposed to holding shares in an inactive company with no business plan.

On November 9, 2001, we issued 12,500,000 shares of our common stock to Dr.
David W. Moskowitz. The shares were valued at $0.005 for a total value of
$62,500. The shares were issued to Dr. Moskowitz as the sole owner of Genomic
Medicine, LLC in accordance with the terms of the Agreement and Plan of Exchange between us and Genomic Medicine, LLC in which we acquired 100% of Genomic
Medicine, LLC. We issued these shares to Dr. Moskowitz in reliance upon Section
4(2) of the Securities Act of 1933, because the issuance did not involve a public offering. Dr. Moskowitz was knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On March 20, 2002, we issued 4,000,000 shares of our common stock to Research
Capital, LLC in return for $1,000,000 of funding provided by Research Capital,
LLC. On April 1, 2002, these shares were transferred by Research Capital to
David Siddons for canceling the 500,000,000 shares of common stock to facilitate our share exchange with Genomic Medicine. We relied upon Section 4(2) of the
Securities Act of 1933 for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering. Research Capital's principal represented to us that he was an accredited investor, was purchasing the shares for investment purposes and had access to all relevant information pertaining to
us. We placed legends on the certificates stating that the securities were not registered under the Securities Act of 1933 and set forth the restrictions on their transferability and sale.

On December 12, 2002, we sold 769,231 shares of our common stock at $0.013 per share or an aggregate of $10,000 to Keith and Ruth Ann Boyer.

We relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as
amended for the above issuances. None of these issuance involved underwriters, underwriting discounts or commissions or any public offer in the United States.
We placed restrictive legends on all certificates issued. We believed that
Regulation S and Section 4(2) were available because:
     o    We are an operational company with revenues and not a blank check company;
     o    Sales were not made by general solicitation or advertising;
     o    Sales were made only to an accredited investor or investor who represented that he was a sophisticated enough to evaluate the risks of the investment;
     o    No offers or sales were made to persons in the United States; and
     o    No direct selling efforts were made in the United States.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
of Operation.

The discussion contained in this Annual Report contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may,"
"will," "should," or "anticipates," or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus.
Important factors that could cause or contribute to such differences, including the following risk factors:

BECAUSE WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND
A POOR FINANCIAL CONDITION, YOU WILL BE UNABLE TO DETERMINE WHETHER WE WILL EVER
BECOME PROFITABLE.
You cannot determine if we will ever become profitable. Future losses are likely before we become profitable, if ever. We are a development stage company with limited operations and no revenues through May 5, 2003. From our inception to
December 31, 2002, we incurred a net loss of $(2,098,082) and a working capital deficit of $(229,119). We anticipate our losses to continue.

OUR INDEPENDENT ACCOUNTANTS, STARK WINTER SCHENKEIN & CO., LLP, HAVE ISSUED AN
OPINION RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING
CONCERN
Our independent accountants, Stark Winter Schenkein & Co., LLP, have issued an opinion raising substantial doubt about our ability to continue as a going concern based on the losses that we have suffered from our operations, our working capital and stockholders' deficiencies, and the developmental stage nature of our business. In addition, our auditors have noted in note 2 of our financial statements that our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan.

OUR PLAN OF OPERATIONS HAS BEEN SUBSTANTIALLY DELAYED DUE TO LACK OF FINANCING;
IF WE ARE UNABLE TO OBTAIN FINANCING TO PURSUE OUR PLAN OF OPERATIONS WE WILL NO
LONGER BE ABLE TO CONDUCT BUSINESS AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.
Our plan of operations involves substantial marketing and personnel costs. In addition, our plan of operations involved substantial costs associated with services which we wish to obtain. Our plan of operations, however, has already been delayed by one year because we do not have sufficient funds to accomplish the steps in our plan of operations. If we are unable to obtain traditional bank financing or financing from a debt or equity offering or we are unable to obtain financing when needed on favorable terms, we may be forced to terminate our business and you will lose your entire investment.

IF WE ARE NOT AWARDED PATENTS OR LICENSES, WE WILL NEVER MARKET POTENTIAL
PRODUCTS AND OUR POTENTIAL REVENUES WILL BE NEGATIVELY AFFECTED.
Although we have filed 13 provisional patent applications with the U.S. Patent and Trademark Office, there are no assurances that such patents will be approved for commercial use. Our future business is contingent upon the patents being awarded. Accordingly, if we are unsuccessful in having our patents approved, our potential revenues will be negatively affected or we will never develop any revenues.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY REGULATORY COSTS WHICH WOULD
NEGATIVELY AFFECT OUR POTENTIAL PROFITABILITY.
Our attempt to patent disease associated genes or our processes are subject to regulations by the United States Patent and Trademark Office. Our attempt to develop drugs based upon the disease associated genes we identify is subject to regulations by the Federal Drug Administration. Government regulations may result in increased costs and delays which will increase our costs and may have an adverse affect on our potential profitability and operations.

BECAUSE OUR GENOMICS METHOD OF GENE IDENTIFICATION IS A RELATIVELY NEW GENE
IDENTIFICATION METHOD, THE PUBLIC OR PROSPECTIVE STRATEGIC PARTNERS MAY NOT
ACCEPT IT AS AN ACCEPTABLE GENE IDENTIFICATION METHOD, WHICH WOULD NEGATIVELY
AFFECT OUR OPERATIONS AND POTENTIAL REVENUES.
Our method of gene identification is a relatively new method. If our potential strategic partners do not accept our gene identification methods, our operations and potential revenues will be negatively affected.

OUR COMPETITORS MAY DEVELOP AND RESPOND TO GENE PROCEDURES AND PRODUCTS BEFORE
US DUE TO THEIR SUPERIOR FINANCIAL AND TECHNICAL RESOURCES AND SUPERIOR
TECHNOLOGIES.
Because our competitors have financial and technical resources that are superior to ours, they may succeed in developing procedures for automated sequencing of genes or develop and market drug products before us. The markets for our potential products are subject to rapidly evolving technological change and unanticipated changes in customer needs and preferences. Accordingly, our competitors' superior financial and technical resources may allow them to respond to technological changes in a more timely or cost-effective manner than
us.

WE MAY BE SUBJECT TO MEDICAL OR PRODUCT LIABILITY CLAIMS THAT WILL NEGATIVELY
AFFECT OUR POTENTIAL PROFITABILITY AND MAY LEAD TO LOSSES.
If we or our strategic partners develop drug products based on our identification of disease associated genes, we may be subject to medical or product liability claims. We do not intend to acquire product liability insurance until drug products receive the necessary regulatory approvals to be marketed. There are no assurances that we will have sufficient capital to acquire product liability insurance. Moreover, even if we obtain product liability insurance, there are no assurances that we will obtain insurance coverage with limits that will adequately cover any claims brought against us.
As a result, we may be subject to judgments that exceed our assets and which would lead to losses.

BECAUSE WE WILL LACK CONTROL OVER THE OUTSOURCING OF SAMPLE COLLECTION,
GENOTYPING AND DATA ANALYSIS, OUR QUALITY CONTROL AND BRAND NAME REPUTATION MAY
BE NEGATIVELY AFFECTED.
We plan to outsource our services pertaining to sampling, collection, genotyping, and data analysis, all of which are essential components of our gene identification process. Because we will contract with other companies to provide these services, we may have little or no control over the quality of these services. If poor quality control leads to errors in these processes, our quality control and brand name reputation will be negatively affected.

IF WE FAIL TO RECRUIT TEST PATIENTS FOR OUR CLINICAL TRIALS OUR DEVELOPMENT OF
POTENTIAL PRODUCTS WILL BE DELAYED WHICH WOULD NEGATIVELY AFFECT OUR POTENTIAL
REVENUES.
Our ability to identify and qualify patients for testing in our clinical trials is critical to our success in bringing products to market. Delays or other operational problems in recruiting or enrolling patients will result in increased costs, delays in the development of our products, or termination of our clinical trials.

IF OUR STRATEGIC PARTNERS FAIL TO OBTAIN FEDERAL DRUG ADMINISTRATION APPROVAL,
OUR COSTS MAY INCREASE AND OUR REVENUES MAY DECREASE.
Obtaining Federal Drug Administration approval is a costly and time-consuming process which may take as long as three to five years. We may not obtain such approvals in a timely manner, or at all, or we may encounter significant delays or excessive costs in efforts to secure necessary approvals or licenses, which may lead to increased costs and negatively affect our revenues.

OUR ENTIRE BUSINESS PLAN IS DEPENDENT UPON FORMING STRATEGIC ALLIANCES OR
ACQUISITIONS OR PARTNERSHIP ALLIANCES WITH OTHERS FOR WHICH THERE ARE NO
ASSURANCES; IF WE FAIL TO DO SO, WE WILL NEVER GENERATE ANY REVENUES.
Whether we ever develop any products and thereafter generate any revenue is dependent upon our forming strategic alliances with pharmaceutical or biotechnology companies, health maintenance organizations, and clinical diagnostic laboratories; however, we may be unsuccessful in establishing such alliances.

IF WE FAIL TO ABIDE BY THE TERMS OF OUR ACQUISITION AGREEMENT IN WHICH WE
ACQUIRED GENOMIC MEDICINE, LLC, THE ACQUISITION COULD BE RESCINDED AND WE WOULD
HAVE NO BUSINESS OR ABILITY TO GENERATE REVENUES.
Under the terms of our acquisition of Genomic Medicine, LLC, we are required to:
(a) make a $1,000,000 investment in Genomic Medicine, LLC; and (b) issue an additional 37,500,000 shares of our common stock to our Chairman of the Board,
David W. Moskowitz, if he elects to exercise the 37,500,000 options issued to him. Should we fail to abide by these terms, that agreement may be rescinded or breach of contract actions could be brought against us. This could lead to cessation of our business and the loss of your entire investment.

IF WE FAIL TO CONDUCT ADEQUATE DUE DILIGENCE REGARDING OUR STRATEGIC ALLIANCES
OR ACQUISITIONS AND PARTNERSHIP ALLIANCES, WE WILL BE SUBJECT TO INCREASED COSTS
AND OPERATIONAL DIFFICULTIES.
Our future plans involve entering into strategic alliances or acquiring companies that have businesses complementary to ours. If we fail to perform adequate due diligence regarding these acquisitions or alliances, we may acquire or enter into arrangements with a company or technology that is uncomplimentary to our business, which subjects us to possible liability for product defects, or involves substantial additional costs exceeding our estimated costs. In addition, management time and resources devoted to due diligence efforts may divert attention away from our current operations and negatively affect our operations.

OUR MANAGEMENT DECISIONS ARE MADE BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER/
CHAIRMAN OF THE BOARD/CHIEF MEDICAL OFFICER, DR. DAVID MOSKOWITZ; IF WE LOSE HIS
SERVICES, OUR OPERATIONS WILL BE NEGATIVELY IMPACTED.
The success of our business is dependent upon the expertise of our President/
Chief Executive Officer/Chairman of the Board/Chief Medical Officer, Dr. David
Moskowitz. Because Dr. David Moskowitz is essential to our operations, you must rely on his management decisions. We have not entered into any agreement with
Dr. David Moskowitz that would prevent him from leaving our company; however, as of April 1, 2002, we have obtained a $2,000,000 key man insurance policy for Dr.
Moskowitz. There is no assurance that we would be able to hire and retain another Chairman of the Board/President/Chief Executive Officer/Chief Medical
Officer with comparable experience. As a result, the loss of Dr. Moskowitz's services would have a materially adverse affect upon our business.

OUR CHAIRMAN OF THE BOARD, DR. DAVID MOSKOWITZ, HAS SIGNIFICANT CONTROL OVER
STOCKHOLDER MATTERS, WHICH MAY AFFECT THE ABILITY OF MINORITY STOCKHOLDERS TO
INFLUENCE OUR ACTIVITIES.
Dr. David Moskowitz beneficially owns approximately 12.5% of our outstanding common stock. As such, he may be able to control the outcome of matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, his control could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

WE PLAN TO ISSUE OUR COMMON STOCK AS COMPENSATION TO OUR OFFICERS/DIRECTORS
WHICH WILL SUBSTANTIALLY DILUTE THE VALUE OF YOUR SHARES.
We have numerous agreements with our officers, directors and our scientific advisory board members to compensate them with shares of our restricted common stock and options to purchase our common stock. These include a grant to our
Chairman of the Board, Dr. David Moskowitz, of options to purchase up to 100 million shares of our common stock. These stock issuances will negatively affect the value of your investment by substantially diluting the value of an investment in our common stock. In addition, because our agreement with Dr.
Moskowitz provides that shares may be issued for the next ten years, should the shares be issued, the value of your investment will be negatively affected during that ten year period. For further information regarding these agreements, please see our Material Agreements Section at page 6 and our Executive
Compensation Section at page 36.

BECAUSE OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, ANY INVESTMENT IN OUR
COMMON STOCK IS CONSIDERED A HIGH-RISK INVESTMENT AND IS SUBJECT TO RESTRICTIONS
ON MARKETABILITY; YOU MAY BE UNABLE TO SELL YOUR SHARES.
If our common stock becomes tradable in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations at page 19 below.

PLAN OF OPERATIONS:

Delayed Operations
Our Plan of Operations was originally scheduled to occur from March 2002 to
March 2003; however, as of May 5, 2003, we have insufficient funds to continue our Plan of Operations. Because we have insufficient funds to conduct our operations as originally planned, we have ceased conducting our operations, as follows:
o    Dismissed two of our three employees, our Administrative Assistant and
     Director of Research and Development; therefore, we have only one employee, our President/Chairman of the Board/Chief Medical Officer, David Moskowitz;
o    We have not paid the $135,000 salary due to our President/Chairman of the
     Board/Chief Medical Officer;
o    We have no financial resources by which to pay for genotypes and for the collection of blood from Hispanic patients with documented disease;
o    We have no financial resources to begin the collection of Caucasion,
     African American, Asian and Hispanic samples for 52 diseases;
o    We have no financial resources to conduct genotyping of Type 2 NIDDM samples from patients with Type 2 Diabetes;
o    We have no financial resources by to lease laboratory space; and
o    We have no financial resources by which to hire a research assistant.

Accordingly, our Plan of Operations will be delayed until such time that we obtain sufficient funding, as follows:

                                    Annual
Type Expenditures               Estimated Amount
-------------------           -------------------
Salaries                          $   500,000
-------------------           -------------------
Operating Expenses*               $   200,000
-------------------           -------------------
Genotyping                        $ 2,000,000
-------------------           -------------------
Data Analysis                     $   100,000
-------------------           -------------------
Marketing                         $   150,000
-------------------           -------------------
Patents                           $    30,000
-------------------           -------------------
Total                             $ 2,980,000
                              ===================
*    Operating Expenses include office rent, utilities, and legal and accounting expenses.

We intend to satisfy these estimated total expenditures of $2,980,000 for our
Plan of Operations through revenues or a private placement of our equity securities or, if necessary, possibly through traditional bank financing or a debt offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in conducting a private placement of equity or debt securities or in obtaining bank financing. If we are unsuccessful in obtaining funding through these means, our
President/Chief Executive Officer, Dr. David Moskowitz, plans to loan us funds;
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

March 2002 - August 2002
Data analysis and manuscript preparation
We conducted data analysis in conjunction with our preparation of the following publications:

    From Pharmacogenomics to Improved Patient Outcomes: Angiotensin I-Converting
    Enzyme as an Example

    Is Angiotensin I-Converting Enzyme a "Master" Disease Gene?

    Is "Somatic" Angiotensin I-Converting Enzyme a Mechanosensor?

September 2002
In September 2002, we published an article in Diabetes Technology &
Therapeutics, demonstrating our efforts to prevent end-stage kidney disease in diabetes and hypertension. We also published case reports showing better outcomes than with conventional treatment with emphysema and peripheral vascular disease or poor circulation

October 2002
We published an article in Diabetes Technology and Therapeutics describing how our patent-pending treatment regarding Inhibition of Angiotensin II Production and/or Activity might benefit a total of some 160 common diseases associated with aging, such as all cardiovascular diseases, all common cancers, except prostate, several psychiatric diseases, autoimmune diseases, and viral diseases, including infection with HIV and progression to Aids.

December 2002
We published in article in Diabetes Technology and Therapeutics describing the molecular mechanism for aging.

January 2003
We began to seek elderly volunteers in nursing homes to test ACE inhibitors, in addition to their current medications, for the purpose of delaying progression of age-related diseases.

We began to seek collaborators in a trial to treat acute kidney failure with an intravenous drug, rather than with the kidney machine. The trial would be for patients with new, sudden loss of kidney function, not for chronic dialysis patients.

We began to seek collaborators in Neonatal Intensive Care Units to test a new treatment for lung immaturity in newborns. Lung immaturity is common in babies more than a month premature.

We began to seek volunteers with glaucoma to test a new medication in addition to their current medications.

February 2003
We signed a Letter of Intent to collaborate with Dr. Huseyin Abali of Turkey to use ACE inhibitors to help treat cancer. We plan to collaborate with Dr. Abali using our ACE inhibitor treatment in lung cancer, colorectal cancer, mesenchymal tumors, and lymphomas

OUR PLAN OF OPERATIONS PENDING SUFFICIENT FINANICAL RESOURCES
We intend to accomplish the following regarding our plan of operations over a period of twelve months, when we have sufficient resources to do so.

Collections
Begin collections of Caucasian, African American, Asian and Hispanic samples for
52 diseases in accordance with our agreement with Bio Collections, Inc. The blood samples will be obtained from clinics and hospitals in Florida. The blood will be shipped to GenoMed in St. Louis, Missouri for conversion to DNA. The total approximate cost will be $125 per sample.

Establish Laboratory for Purpose of Collecting DNA from Blood
We plan to we lease space for a laboratory to conduct our testing and research and development.

Hire Research Assistant
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

Market to Health Care Plans
We have begun contacting health care plans for the purpose of establishing agreements with these companies to provide our patent-pending cost-saving medical treatments. We do not yet have such an agreement in place.

Hispanic Collection of Blood Samples
We will arrange for the collection of blood from Hispanic patients with documented disease. We will hire a firm to provide samples and to conduct DNA preparation. The total anticipated estimated cost is $36,000.

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
We have retained the law firms of Holland and Knight located in Boston,
Massachusetts, and Polster Lieder located in St. Louis, Missouri to help with writing specific claims.

Marketing IP
We will attempt to recruit personnel with research pharmaceutical and healthcare industry experience to market our disease-gene associations to the research pharmaceutical industry and our cost-saving treatments to the healthcare industry.

Item 7. Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
GenoMed, Inc.

We have audited the accompanying consolidated balance sheet of GenoMed, Inc. (A
Development Stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the period from inception (January 3, 2001) to December 31, 2001, the year ended December
31, 2002 and the period from inception (January 3, 2001) to December 31, 2002.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenoMed, Inc. (A
Development Stage Company) as of December 31, 2002, and results of its operations and its cash flows for the period from inception (January 3, 2001) to
December 31, 2001, the year ended December 31, 2002 and the period from inception (January 3, 2001) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations, has working capital and stockholders' deficiencies and is in the development stage.
These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 11, 2003

                                   GenoMed, Inc.
                           (A Development Stage Company)
                             Consolidated Balance Sheet
                                 December 31, 2002

Assets

Current assets:
   Cash                                                    $    13,031
                                                           -----------
Property and equipment, net                                    173,171
                                                           -----------
                                                           $   186,202
                                                           ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                        $    50,732
   Accounts payable and accrued expenses - affiliates           73,543
   Advances payable - affiliate                                117,875
                                                           -----------
     Total current liabilities                                 242,150
                                                           -----------
Note payable - affiliate                                     1,077,581
                                                           -----------
Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      120,310,000 shares issued and outstanding                120,310
   Paid in capital                                             831,243
   Subscribed common shares                                     13,000
  (Deficit) accumulated during the development stage        (2,098,082)
                                                           -----------
                                                            (1,133,529)
                                                           -----------
                                                           $   186,202
                                                           ===========

      See the accompanying notes to the consolidated financial statments.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
        The Period From Inception (January 3, 2001) to December 31, 2001,
                        the Year Ended December 31, 2002
      and the Period From Inception (January 3, 2001) to December 31, 2002

                                                Inception to    Year Ended    Inception to
                                                December 31,   December 31,   December 31,
                                                    2001           2002           2002
                                                ------------   ------------   ------------
                                                 (Restated)

Revenue                                         $       -      $       -      $       -
                                                ------------   ------------   ------------
Operating expenses:
   Research and development                          333,264           -           333,264
   Selling, general and administrative expenses      179,332      1,511,421      1,690,753
                                                ------------   ------------   ------------
                                                     512,596      1,511,421      2,024,017
                                                ------------   ------------   ------------
(Loss) from operations                              (512,596)    (1,511,421)    (2,024,017)

Other expense:
  Impairment of web site                                   -          6,939          6,939
  Interest                                             4,000         63,126         67,126
                                                ------------   ------------   ------------
                                                       4,000         70,065         74,065
                                                ------------   ------------   ------------
Net (loss)                                      $   (516,596)  $ (1,581,486)  $ (2,098,082)
                                                ============   ============   ============

Per share information - basic and fully diluted:

  Weighted average shares outstanding            505,473,589    120,310,000    312,891,795
                                                ============   ============   ============

  Net (loss) per share                          $      (0.00)  $      (0.01)  $      (0.01)
                                                ============   ============   ============

      See the accompanying notes to the consolidated financial statments.

                                  GenoMed, Inc.
                          (A Development Stage Company)
               Consolidated Statement of Stockholders' (Deficit)
      For the Period From Inception (January 3, 2001) to December 31, 2002

                                                                                           (Deficit)
                                                                                          Accumulated
                                                                  Additional  Subscribed   During the
                                                 Common Stock      Paid in      Common    Development
                                             Shares       Amount   Capital      Shares       Stage       Total
                                          ------------  --------- ----------  ----------  -----------  -----------

Beginning balance                                    -  $       -  $      -   $        -  $         -  $         -

Common shares issued for cash at $.00002
  per share during January 2001            500,000,000     10,000         -            -            -       10,000
Common shares issued for services
  at $.00002 per share during March 2001   103,810,000      2,076         -            -            -        2,076
Contribution to capital                              -          -       500            -            -          500
Return of common shares in November 2001  (500,000,000)         -         -            -            -            -
Common shares issued for the acquisition
  of subsidiary at $.005 per share
  during November 2001                      12,500,000     12,500    50,000            -            -       62,500
Unissued common shares related to the
  acquisition of subsidiary at $.005 per
  share during November 2001                         -          -         -      187,500            -      187,500
Stock compensation for unissued shares
  earned by consultant                               -          -         -       40,000            -       40,000
Reclassification of paid in capital to
  adjust par value of common shares                  -     50,500   (50,500)           -            -            -
Net (loss) for the period                            -          -         -            -     (516,596)    (516,596)
                                          ------------  --------- ----------  ----------  -----------  -----------
Balance at December 31, 2001 (Restated)    116,310,000     75,076         -      227,500     (516,596)    (214,020)

Stock options issued to settle
  employment contract                                -          -   144,000            -            -      144,000
Stock options issued for services                    -          -   351,000            -            -      351,000
Issuance of shares subscribed for            4,000,000      4,000   236,000      (40,000)           -      200,000
  Contribution of value of unissued
  shares related to acquisition                      -          -   187,500     (187,500)           -            -
Reclassification of amount due
  to shareholder                                     -          -   (46,023)           -            -      (46,023)
Reclassification of paid in capital                  -     41,234   (41,234)           -            -            -
Stock compensation for unissued shares
 earned by advisory board                            -          -         -        3,000            -        3,000
Unissued shares due pursuant to
  private placement for cash at
  $.013 per share                                    -          -         -       10,000            -       10,000

Net (loss) for the year                              -          -         -            -   (1,581,486)  (1,581,486)
                                          ------------  --------- ----------  ----------  -----------  -----------
Balance at December 31, 2002               120,310,000  $ 120,310  $831,243   $   13,000  $(2,098,082) $(1,133,529)
                                          ============  ========= ==========  ==========  ===========  ===========

      See the accompanying notes to the consolidated financial statments.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
       The Period From Inception (January 3, 2001) to December 31, 2001,
                    the Year Ended December 31, 2002 and the
          Period From Inception (January 3, 2001) to December 31, 2002

                                          Inception to    Year Ended   Inception to
                                          December 31,   December 31,  December 31,
                                              2001          2002          2002
                                          ------------   -----------   ------------
                                          (Restated)

Cash flows from operating activities:

Net (loss)                                $   (516,596)  $(1,581,486)  $ (2,098,082)
 Adjustments to reconcile net (loss) to
   net cash (used in) operating
   activities:
 Depreciation and amortization                   1,122        29,022         30,144
 Common stock issued for compensation
   and other non cash items                    292,076       651,977        944,053
 Impairment of web site                              -         6,939          6,939
 Increase (decrease) in other
   current assets                               (4,217)        4,217              -
 Increase in accounts payable                   12,811        37,921         50,732
 Increase in accounts payable and
   accrued expenses - affiliates                89,450       168,549        257,999
                                          ------------   -----------   ------------
Net cash (used in) operating activities       (125,354)     (682,861)      (808,215)
                                          ------------   -----------   ------------

Cash flows from investing activities:
  Purchase of property and equipment            (2,254)     (200,000)      (202,254)
  Investment in intangible asset
   - web site                                   (8,000)            -         (8,000)
                                          ------------   -----------   ------------
Net cash (used in) investing activities        (10,254)     (200,000)      (210,254)
                                          ------------   -----------   ------------

Cash flows from financing activities:
  Increase in advances payable
   - affiliates                                375,000       636,000      1,011,000
  Increase in advances payable                  20,000       (20,000)             -
  Contribution to capital                          500             -            500
  Proceeds from stock issuance                  10,000        10,000         20,000
                                          ------------   -----------   ------------
Net cash provided by financing activities      405,500       626,000      1,031,500
                                          ------------   -----------   ------------
Net increase (decrease) in cash                269,892      (256,861)        13,031
Beginning - cash balance                             -       269,892              -
                                          ------------   -----------   ------------
Ending - cash balance                     $    269,892   $    13,031   $     13,031
                                          ============   ===========   ============
Supplemental cash flow information:
  Cash paid for income taxes              $          -   $         -   $          -
                                          ============   ===========   ============
  Cash paid for interest                  $          -   $         -   $          -
                                          ============   ===========   ============

Non cash investing and financing
  activities:
   Return of common shares for no
     consideration                        $          -   $         -   $          -
                                          ============   ===========   ============
   Contribution of value of unissued
     shares to capital                    $          -   $   187,500   $    187,500
                                          ============   ===========   ============

      See the accompanying notes to the consolidated financial statments.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on January 3, 2001 in the State of Florida as
e-Kids Network. The Company was formed along with 12 other commonly owned companies in accordance with the March 6, 2001 Bankruptcy Court approved Amended
Plan of Reorganization of e-Miracle Network, Inc., United States Bankruptcy
Court, Southern District of Florida, Miami Division on March 6, 2001 (Case No.
00-18144-BKC-AJC So. Dist. Fla.) in which the debtors and shareholders of
e-Miracle Network, Inc. were issued shares of the Company's common stock and the other 12 commonly owned companies. The Company had no revenue generating operations and incurred only general and administrative expenses associated with the development of a business plan. During October 2001 the Company changed its name to GenoMed, Inc. The Company is in the development stage and its intent is to conduct business as a biotechnology company. Prior to its decision to conduct business in the biotechnology industry the Company had no defined business activities. The Company has chosen December 31 as a year-end and had no significant revenue generating activity from inception to December 31, 2002.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and balances have been eliminated in consolidation.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

Revenue Recognition

The Company will recognize revenue from licensing and royalties. Revenues from licensing agreements will be recognized over the term of the license agreements.
Revenues from royalties will be recognized when earned pursuant to the terms of the royalty agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses and advances payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The fair value of long-term debt approximates its carrying value as the terms and conditions of the debt reflect current market conditions.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic
earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and
Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Web Site Development Costs

The Company's web site will comprise multiple features and offerings. It is anticipated that the offerings will require future development and refinement.
In connection with the development of its site, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1
"Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate in accordance with Statement of Position 98-1. At December 31, 2002 the Company
determined that the value of its web site was impaired and wrote off its carrying value of $6,939.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Research and Development Costs

Research and development costs are charged to expense as incurred.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles
Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but
disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

                                           Years
                                        -----------
                   Equipment                 7

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS
148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an
amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF
Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for
Consideration Given by a Vendor to a Subscriber (Including a Reseller of the
Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15,
2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued
operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets,"
which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the
Company's financial position, results of operations or cash flows.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception (January 3, 2001) to
December 31, 2001 and the year ended December 31, 2002, the Company incurred net losses of $516,596 and $1,581,486 and at December 31, 2002 has a working capital deficit of $229,119 and a stockholders' deficit of $1,133,529. In addition, the
Company has no significant revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. ACQUISITION

During November 2001 (see below) the Company acquired all of the issued and outstanding shares of Genomic Medicine, LLC ("LLC"), a development stage company involved in research and development, with no revenue generating operations from its current president (See Note 6). The business combination has been accounted for as a purchase. The results of operations of LLC have been included in the accompanying financial statements since the date of acquisition. In exchange for the membership interest of LLC the Company issued 12,500,000 shares of its common stock valued at $62,500 and agreed to issue an additional 37,500,000 shares of its common stock during May and November 2002 valued at $187,500. The purchase price was allocated as follows:

                  Cash                               $    6,529
                  Other current assets                    1,212
                  Current liabilities                   (88,929)
                  Purchased research and development    331,188
                                                     -----------
                                                     $  250,000
                                                     ==========

The assets acquired and liabilities assumed were recorded at the historical basis of LLC. The excess of the purchase price paid over the value of the assets acquired of $331,188 has been recorded as purchased research and development, for which feasibility had not been established and which had no alternative future uses, and has been charged to operations.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

The following pro forma (unaudited) information assumes that the acquisition took place at the beginning of the period presented.

                  Net sales                          $     -
                  Net (loss)                         $ (617,784)
                                                     ==========
                  Net (loss) per share: -
                    Basic and fully diluted          $     (.00)
                                                     ==========

The agreement was amended in March 2002 to reduce the purchase price to require the issuance of 12,500,000 shares of common stock and the payment of $46,023 to effect the acquisition (see Note 9). The reduction of the purchase price has been recorded as a capital contribution at the date of the amendment.

In addition, pursuant to the terms of the agreement the Company was required to provide working capital aggregating $1,000,000 to LLC. The Company has arranged for loans to provide this working capital (see Notes 5 and 7).

Note 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

      Furniture and equipment                        $  202,254
      Less: accumulated depreciation                     29,083
                                                     ----------
                                                     $  173,171
                                                     ==========

Depreciation expense charged to operations was $61 in 2001 and $29,022 in 2002.

Note 5. ADVANCES PAYABLE - AFFILIATE

At December 31, 2002 the Company had outstanding advances aggregating $1,128,375
(of which $1,010,500 has been advanced to LLC) payable to an entity of which two of its shareholders are officers and directors (see Notes 3 and 7). These advances are due on demand. Interest of 8% per annum aggregating $4,000 and
$63,081 has been accrued on these advances during 2001 and 2002 and is included in accounts payable and accrued expenses - affiliate at December 31, 2002 (see
Note 10).

Note 6. STOCKHOLDERS' (DEFICIT)

Common Stock

At inception, the Company issued 500,000,000 shares of its common stock to its president for cash aggregating $10,000.

During March 2001 the Company issued 103,810,000 shares of its common stock in exchange for services valued at $2,076. This amount has been charged to operations during 2001.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

During September 2001 the Company affected a 50 for 1 forward stock split. All share and per share amounts have been adjusted to reflect this split.

During November 2001 the Company's president returned 500,000,000 shares of common stock to the Company for no consideration.

During November 2001 the Company issued 12,500,000 shares of common stock valued at $62,500 and agreed to issue 37,500,000 shares of common stock valued at
$187,500 in exchange for the membership interest of LLC (see Notes 3 and 9).

Pursuant to the terms of a consulting contract the Company recorded a stock subscription of $40,000 (see Note 7) at December 31, 2001.

During December 2002 the Company agreed to issue 769,231 shares of its common stock pursuant to a private placement for cash received aggregating $10,000.

Stock-based Compensation

During the year ended December 31, 2002 the Company issued options to purchase shares of common stock to two officers and certain other employees and consultants. Compensation costs related to these options charged to operations aggregated $495,000.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December
31 2002: expected life of options of 2 to 10 years, expected volatility of .344, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December
31, 2002 approximated $.01 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                                              2002              2001
                                          ------------      ------------
Net (loss)
            As reported                   $(1,581,486)      $(516,596)
            Proforma                      $(1,692,486)      $(516,596)
Basic and diluted (loss) per share
            As reported                   $      (.01)      $    (.00)
            Proforma                      $      (.01)      $    (.00)

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

A summary of stock option activity is as follows:

                                                  Weighted    Weighted
                                      Number       average     average
                                        of        exercise      fair
                                      shares        price      value
                                    ----------    --------    --------
         Balance at
           December 31, 2001                 -
         Granted                    47,278,100     $.003        $.01
         Exercised                           -         -           -
         Forfeited                           -         -           -
                                    ----------    --------    --------
         Balance at
           December 31, 2002        47,278,100     $.003        $.01
                                    ==========    ========    ========

The following table summarizes information about stock options at December 31,
2002:

                                Outstanding                       Exercisable
                                -----------                       -----------
                     Weighted     Weighted    Weighted-
                     Average       Average    Average
         Exercise     Number    Contractual   Exercise        Number     Exercise
         Prices    Outstanding      Life       Price       Exercisable    Price
         --------  -----------  -----------   ---------    -----------   --------

          $0.002    37,500,000   9.50 years    $0.002       37,500,000    $0.002
          $0.006     6,000,000   9.75 years    $0.006        6,000,000    $0.006
          $0.006     3,000,000   2.00 years    $0.006        2,400,000    $0.006
          $0.010       500,000   2.00 years    $0.010          212,500    $0.010
          $0.030       278,100   2.00 years    $0.030          278,100    $0.030
                   -----------                             -----------
                    47,278,100                              46,390,600
                   ===========                             ===========

Note 7. COMMITMENTS

During August 2001 the Company entered into a five-year employment contract with an officer. The contract calls for annual salary payments of $135,000 per year.
At December 31, 2002 the Company accrued $27,520 related to unpaid salary due to this officer.

During November 2001 the Company entered into a five-year employment contract with an officer effective on January 1, 2002. The contract calls for annual salary payments of $125,000. In addition, the officer is entitled to receive
5,000,000 shares of common stock payable at the end of each year of his employment pursuant to the agreement. During October 2002 the Company and the employee agreed to terminate the employment agreement. In exchange for terminating the agreement the employee received options to purchase 6,000,000 shares of the Company's common stock at 20% of the closing price of the
Company's common stock on October 25, 2002. The Company charged the fair market value of the options of $144,000 to operations during 2002.

During November 2001 the Company entered into a one year consulting agreement, which is automatically renewable for one year if not cancelled by either party.
Pursuant to the agreement the consultant agreed to provide financial and public relations services to the Company and to provide $1,000,000 in working capital
(see Note 3). In addition, the consultant agreed to assist the Company in raising $5,000,000 through a private placement. As consideration for the services the consultant agreed to accept $20,000 per month payable in common shares of the Company. During February 2002 the consultant agreed to accept
4,000,000 shares of the company's common stock as payment in full for the consulting services. The shares issued were valued at their fair market value on
$.06 per share. The Company has recorded charges to operations of $40,000 and
$200,000 for the services provided in 2001 and 2002. In addition, through
December 31, 2001 this consultant had provided $1,128,375 in working capital loans (see Note 5).

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

During January 2002 the Company entered into 3 contracts with individuals to serve on its advisory board for 5-year terms. The contracts call for the payment of an aggregate of 50,000 common shares to be issued to these individuals upon the signing of the contracts, 250,000 common shares to be issued at the end of the first year of the contracts and 300,000 common shares to be issued at the end of the remaining 4 years of the contracts. The fair market value of the shares to be issued will be charged to operations as follows:

     As to the 50,000 shares to be issued upon the signing of the contracts -
     during January 2002
     As to the shares to be issued annually - equal quarterly amounts over the year

During 2002 the Company charged an aggregate of $3,000 to operations related to the 300,000 common shares due for the year, which remain unissued at December
31, 2002. The shares were valued at their fair market value.

During March 2002 the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6,
2002 for a period of 10 years as to 12,500,000 options and after November 6,
2002 for a period of 10 years as to 25,000,000 options. During 2002 the Company charged an aggregate of $300,000 to operations related to these options.

In addition, this officer was granted a performance option to purchase up to
100,000,000 common shares for a period of 10 years at an exercise price of 20%
of the fair market value of the common stock on the exercise date. The performance options will only be granted to the officer upon the occurrence of future specified events. The discount from the fair market value of the common stock related to the performance options will be charged to operations at such time as they are earned.

During January 2002, the Company finalized an agreement with DNAprint Genomics, in which the Company agreed to purchase certain genotyping equipment from Orchid
Biosciences and place such equipment at DNAprint Genomics' facilities. DNAprint
Genomics is required to provide the Company with at least 3 million genotypes during the first year of the agreement. The Company will provide DNAprint
Genomics with DNA specimens for genotyping. The Company is required to pay
DNAprint Genomics: (a) Within 30 days from DNAprint Genomics' request, a sum equal to $0.40 per determined and transferred genotype; and (b) if the Company realizes a net profit that exceeds $10,000,000 which was directly or indirectly enabled by compositions of matter produced under the terms of the agreement, the
Company is obligated to provide DNAprint Genomics with a royalty of 5% on realized net profits.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 8. INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.
The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate            34%
         Effect of operating losses            (34)%
                                               -----
                                                 -

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $2,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward of approximately $680,000 has been fully reserved at December 31, 2002.

Note 9. CORRECTION OF AN ERROR

During August 2002 the Company determined that the value assigned to the common shares issued and to be issued for the acquisition described in Note 3 during
November 2001, which had been valued at $56,250 should have been valued at
$250,000 to correctly reflect the fair market value of the shares. In addition, the Company reversed an accrual of a payment due to the seller pursuant to an amendment to the agreement aggregating $46,023. The accompanying financial statements have been restated to reflect this $147,727 increase in the purchase price. The adjustment increased the net loss for the year ended December 31,
2001 from $(368,869) to $(516,596) or $(.00) per share.

Note 10. SUBSEQUENT EVENT

On April 9, 2003 the Company converted $1,010,500 in advances and $67,081 of accrued interest (see Note 5) into a convertible promissory note in the amount of $1,077,581. The note bears interest at 8% per annum and is due on January 1,
2005. The note may be converted into common shares of the Company as follows:

a.   The unpaid principal in whole or in part together with accrued interest shall at the option of the holder be converted into the class of the
     Company's shares on the same terms and conditions applicable to any investors in a financing agreement. The holder may elect to negotiate separate terms and conditions however the unpaid balance will not be payable in cash, but convertible only into shares of the Company. For the purposes of this calculation the aggregate value of the Company's shares received by the holder in conversion shall be determined by subtracting
     $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion. A financing agreement is defined as the receipt by the Company of a least $1,500,000 of net cash proceeds from the sale of capital stock.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

b.   The unpaid principal in whole or in part together with accrued interest shall be converted into shares if the Company realizes revenue of
     $1,500,000 during the period commencing April 9, 2003 and ending on
     December 31, 2004. The price per share shall be determined as provided in c below. The unpaid balance will not be payable in cash but convertible only into shares of the Company. For the purposes of this calculation the aggregate value of the Company's shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion.
c.   If no financing agreement has occurred by December 31, 2004 and/or the
     Company has not realized the requirements of a and b above the holder may elect to convert the unpaid principal balance and accrued interest into the number of common shares of the Company determined by dividing the unpaid balance by the average bid price of the Company's common stock for the previous 30 trading days. The unpaid balance will not be payable in cash but convertible only into shares of the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our bylaws provide that we have at least one director. Our directors and executive officers are as follows:

The names and ages of our executive officers and directors as of December 31,
2002:

        Name             Age          Position         Current term   to expire
--------------------- -------- ----------------------- ------------  -----------
David W. Moskowitz       50    President, Chief          February       2003
                               Executive Officer,
                               Chairman, Chief Medical
                               Officer, Chief
                               Financial Officer,
                               Chief Accounting Officer,
                               Treasurer
--------------------- -------- ----------------------- ------------  -----------
Richard A. Kranitz       57    Secretary/Director        February       2003
--------------------- -------- ----------------------- ------------  -----------
Peter C. Brooks          49    Director                  February       2003*
--------------------- -------- ----------------------- ------------  -----------
* Mr. Brooks tendered his resignation as our Director on February 21, 2003.

Dr. David W. Moskowitz has been our Chairman of the Board and Chief Medical
Officer since our inception in November 2001. Since October 22, 2002, Dr.
Moskowitz has been our President, Chief Executive Officer, Chief Financial
Officer, and Chief Accounting Officer. From February 2001 to October 2001, Dr.
Moskowitz was the President and Chief Executive Officer of Monopath, LLC, a
medical genomics company registered as a limited liability company in Delaware.
From February 1998 to January 2001, Dr. Moskowitz was the founder and President of DzGenes, LLC, a Biotechnology company located in St. Louis, Missouri. From
January 1990 to June 1998, Dr. Moskowitz was an Assistant Professor with the
Department of Pharmacological and Physiological Science, St. Louis University
School of Medicine, located in St. Louis, Missouri. From July 1987 to June 1998,
Dr. Moskowitz was an Assistant Professor with the Nephrology Division of the
Department of Internal Medicine at the St. Louis University School of Medicine
located in St. Louis, Missouri. In 1974, Dr. Moskowitz graduated Summa Cum Laude from Harvard College with a degree in Chemistry. In 1976, Dr. Moskowitz graduated with First Class Honours from Merton College, Oxford University with an Honours B.A. degree in Biochemistry. In 1983, he took his M.A. from Oxford
University. In 1980, Dr. Moskowitz received an MD degree from Harvard Medical
School-MIT Division in Health Sciences and Technology where he graduated Cum
Laude.

Richard A. Kranitz has been our Corporate Secretary and one of our Directors since December 2, 2001. Since 1970, Mr. Kranitz has been an attorney in private practice. His law practice is concentrated in the areas of securities, banking and business law. In 1969, Mr. Kranitz graduated from the University of
Wisconsin Law School with a Juris Doctor Degree. In 1966, Mr. Kranitz graduated from the University of Wisconsin with a BS degree in Political Science. Since
1990, Mr. Kranitz has been a Director of Grafton State Bank, a subsidiary of
Merchants & Manufacturers Bancorporation (symbol: MMBI). Since January 1990, Mr.
Kranitz has been a Director of Harp & Eagle, Ltd. (symbol: HARP). Since March
2000, Mr. Kranitz has been a Director of Mentor Capital Consultants, Inc., a
Securities and Exchange Commission Reporting Company (symbol MCAP).

Directors serve for a one year term. Our Bylaws state: the number of directors of the corporation shall be not less than one (1) nor more than fifteen (15), the number of the same to be fixed by the Board of Directors at any annual or special meeting. Each director shall hold office until the next annual meeting of stockholders and until such director's successor shall have been duly elected and shall have qualified, unless such director dies sooner, resigns or is removed by the stockholders at any annual or special meeting.

Former Directors
Peter C. Brooks, 49, had been one of our Directors from November 9, 2001 to
February 21, 2003, when he tendered his resignation to us. Mr. Brooks'
resignation as our Director was not in connection with or relating to our operations, policies, or practices. Mr. Brooks' resignation as a director was not in connection with any disagreement with management. From 1997 to present,
Mr. Brooks has been the founding partner of CornerStone Partners, an investment management firm. From 1981 to 1997, Mr. Brooks was the founder/owner of Naushon
Capital, LLC located in Boston, Massachusetts, a private equity investment firm.
In 1974, Mr. Brooks graduated form Harvard College with a BA Degree in Chinese
History. In 1979, Mr. Brooks graduated from Stanford University with a Master of
Business Administration degree and a Master of Arts in Administration Policy
Analysis.

Jerry E. White was our President, Chief Executive Officer and a Director from
November 15, 2001 to October 1, 2002, at which time he tendered his resignation to us. Mr. White's resignation as an officer and director was not in connection with any disagreement with management. From September 1998 to December 2001, Mr.
White was the Chairman of the Board, Chief Executive Officer and Co-Founder of
Innovation Control Systems, Inc., a healthcare security company that designs and manufactures high-tech security equipment for hospitals and nursing facilities.
From October 1995 to December 2001, Mr. White was also Vice President and
Principal of White Knight Group, Inc., a business consulting firm located in
Chesterfield, Missouri. From May 1980 to December 1988, Mr. White held several positions with the University of Wisconsin, including Director of the Department of Business and Management, University of Wisconsin - Extension. From December
1988 to July 1994, Mr. White was President and Co-Founder of Innovative Control
Systems, Inc., a healthcare security company. Mr. White served in the United
States Army from 1958 to 1978 and retired from the military in 1978 with the rank of Major. In 1973, Mr. White graduated from the University of Tampa with a
BS degree in Business. In 1978, Mr. White graduated from Troy State University with a Master of Business Administration.

Scientific Advisory Board
We have a Scientific Advisory Board for which we intend to have meetings at our offices or by telephone conferencing approximately four times a year. The purpose of the Scientific Advisory Board is to advise us on current projects and trends in the scientific community. Our Scientific Advisory Board is composed of the following:

Scott Williams, Ph.D., joined our Scientific Advisory Board on November 2, 2001.
Since December 1999, Dr. Williams has been an Adjunct Research Associate
Professor in the Department of Pediatrics of Vanderbilt University located in
Nashville, Tennessee. Since July 1997, Dr. Williams has been an Associate
Professor at the Department of Microbiology of Meharry Medical College located in Nashville, Tennessee. Since March 1997, Dr. Williams has been a Co-Director of the Computational Biology Core Facility at Meharry Medical College. From July
2000 to June 2001, Dr. Williams was a Visiting Scientist at the Montreal Genome
Centre of the Montreal General Hospital Research Institute located in Montreal,
Quebec Canada. In May 1981, Dr. Williams received his PhD degree in Biology from
Washington University. In May 1975, Dr. Williams received a BA Degree in
Political Science from the University of Texas.

Jason Moore joined our Scientific Advisory Board on January 16, 2002. Since
January 1999, Dr. Moore has been an Assistant Professor in the Human Genetics
Program at Vanderbilt University Medical School located in Nashville, Tennessee.
From September 1993 to December 1998, Dr. Moore was a Graduate Assistant at the
University of Michigan in the Department of Human Genetics. In September 2001,
Dr. Moore received the James V. Neel Young Investigator Award from the
International Genetic Epidemiology Society regarding the development of a new computational approach, symbolic discriminate analysis, for the analysis of high dimensional genetic data. Dr. Moore received the following degrees from the
University of Michigan located in Ann Arbor, Michigan: (a) in April 1999, a PhD
Degree in Human Genetics; (b) in April 1998, a MA Degree in Applied Statistics;
and (c) in April 1994, an MS Degree in Human Genetics. In August 1991, Dr. Moore
received a BS Degree in Biological Sciences from Florida State University.

Sergei Danilov, M.D., Ph.D., joined our Scientific Advisory Board on December
11, 2002. Dr. Danilov is an expert on the angiotensin I-converting enzyme (ACE).
From 1995 to present, Dr. Danilov has been employed as a Research Assistant
Professor at the University of Illinois Medical School. Between 1986 and 1993,
Dr. Danilov was the Deputy Director of the Cell Biology Department of the
National Cardiology Research Center in Moscow, Russia, where he developed certain monoclonal antibodies against ACE. Dr. Danilov is the author of over 80 journal articles, of which 56 relate to ACE. In 1980, Dr. Danilov received his
Ph.D. Degree in Pharmacology from the National Cardiology Research Institute located in Moscow, Russia. In 1975, Dr. Danilov received his M.D. Degree from the Medical Institute, now known as the Russian Medical University, located in
Moscow, Russia.

Frank Johnson, M.D., joined our Scientific Advisory Board on September 3, 2002.
From 1989 to present, Dr. Johnson has been a Professor of Surgery at St. Louis
University School of Medicine, and Chief of Surgery at the St. Louis VA Medical
Center. In 1964, Dr. Johnson received a BA degree in Biology from the University of Minnesota located in Minneapolis, Minnesota, where he graduated with Phi Beta
Kappa honors. In 1967, Dr. Johnson received his M.D. degree from the University of Minnesota. From 1967 to 1977, Dr. Johnson trained in general and oncologic surgery at UCLA, the University of Washington in Seattle, and the University of
Colorado in Denver. He spent four years as a Surgical Research Fellow, from 1975 to 1979, first at the University of California, San Francisco, and then at the
Memorial Sloan-Kettering Cancer Center in New York. Dr. Johnson is the author of over 200 journal articles and is on the editorial boards of 6 surgical journals.

Masakazu Kobayashi, Ph.D., joined our Scientific Advisory Board on November 5,
2001. Since 1970 Dr Kobayashi has been the Senior Vice President and Director of
Research at Fujisawa Research Institute of America, a Research Pharmaceutical
firm located in Evanston, Illinois. Dr. Kobayashi specialized in the fields of organic chemistry, signal transduction, and immunology. In 1970, Dr. Kobayashi received his M.S. degree in Chemistry and in 1991 his Ph.D. in Chemistry from
Kwansei Gakuin University located in Japan. From February 1983 to July 1984, Dr.
Kobayashi was a Visiting Researcher at the University of California-Irvine where he studied Biochemistry and Immunology.

Former Scientific Advisory Board Member
Tony Frudakis, Ph.D., joined our Scientific Advisory Board on December 7, 2001 and resigned from the board on October 29, 2002. Since April 1999, Dr. Frudakis has been the President and Chief Executive Officer of DNAPrint Genomics, a
Sarasota, Florida-based genomics company which is also a Securities and Exchange
Commission reporting company. From July 1998 to October 1999, Dr. Frudakis was the Chief Scientific Officer of GAFF Biologic, a scientific research firm located in Sarasota, Florida. From June 1995 to June 1998, Dr. Frudakis was an
Associate Scientist with Corixa Corporation, a Securities and Exchange
Commission reporting company based in Seattle, Washington. In May 1995, Dr.
Frudakis received his Ph.D. degree in Molecular and Cell Biology from the
University of California, Berkeley, California. In May 1990, Dr. Frudakis
received his BS Degree in Biologic Sciences from the University of California,
Irvine, California.

SIGNIFICANT EMPLOYEES
Apart from our Chief Executive Officer, Chief Medical Officer, Chairman of the
Board, President, Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer David Moskowitz, we have no other employees.

FAMILY RELATIONSHIPS
There are no family relationships among our officers and directors.

LEGAL PROCEEDINGS
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the most recent fiscal year, ended December 31, 2002.

Item 10. Executive Compensation
The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended
December 31, 2001 and 2002 respectively by our only executive officer who received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.

---------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------
                                                        Long Term Compensation
                                                      ------------------------
                             Annual Compensation               Awards           Payouts
                       -----------------------------  ------------------------  -------
                                                      Restricted   Securities
Name and                                Other Annual    Stock      Underlying    LTIP     All Other
Principle               Salary   Bonus  Compensation   Award(s)   Options/SARs  Payouts  Compensation
Position         Year    ($)      ($)       ($)          ($)          (#)         ($)         ($)
---------------  ----  --------  -----  ------------  ----------  ------------  -------  ------------
David Moskowitz
Chairman         2001  $ 55,417                                    137,500,000
of the Board                                                        options -
                 2002  $135,000     0         0            0           See          0           0
                                                                   footnote*
Jerry White
Prior President/ 2002  $ 75,520.84  0         0            0         6,000,000      0           0
CEO                       See                                      options -
                       footnote**                                     See
                                                                   footnote**
-----------------------------------------------------------------------------------------------------
* On March 18, 2002, we entered into an agreement with our Chairman of the
Board, Dr. David Moskowitz, in which we granted officer options to Dr. Moskowitz to purchase 37,500,000 shares of our common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6, 2002 for a period of ten years as to 12,500,000 options and after November 6, 2002 for a period of ten years as to 25,000,000 options. In addition, Dr. Moskowitz was granted a performance option to purchase up to 100,000,000 common shares for a period of ten years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to Dr. Moskowitz based upon the occurrence of any of the following "Triggering Events:"
     o    Gross Profit Triggering Event - Dr. Moskowitz will be entitled to receive one option to purchase one share of our common stock for every one cent of gross profit we produce, up to a maximum of 100,000,000 shares of our common stock; or
     o    Exchange Triggering Event - Dr. Moskowitz will be entitled to receive an option to purchase up to 100,000,000 shares of our common stock if we become listed and quoted on the NASDAQ Small Cap or the NASDAQ
          National Market Systems Exchange; or
     o    Sale Triggering Event - Dr. Moskowitz will be entitled to receive an option to purchase up to 100,000,000 shares of common stock if we are purchased or acquired  by a larger biotech firm for a minimum of
          $100,000,000 in value.

We have no compensation committee or other board committee performing equivalent functions. Dr. Moskowitz, our Chairman of the Board, and Mr. White, our previous
President and Chief Executive Officer who resigned on October 21, 2002, participated in deliberations of our Board of Directors concerning executive officer compensation.

We have an August 10, 2001 employment agreement with our Chairman of the Board,
David Moskowitz, providing for a $135,000 annual salary. This agreement expires on August 15, 2003, but provides for unlimited automatic one year period extensions.

** Our prior President/Chief Executive Officer, Jerry White, who resigned on
October 21, 2002, was granted options to purchase 6,000,000 shares of our common stock according to the Settlement Agreement between Mr. White and us.

** Mr. White received $75,520.84 during 2002 as salary compensation until he resigned on October 21, 2002.

** On November 15, 2001 we entered into a five year employment agreement with our previous President/Chief Executive Officer, Jerry E. White, providing for a
$125,000 annual salary. The agreement provided that Mr. White was entitled to receive 5,000,000 shares of our common stock payable at the end of each full year of his employment. Because we employed Mr. White during 2001 as a consultant for a total of only one and one-half months based on a verbal agreement we had with Mr. White, he was not entitled to receive and, in fact, did not receive any stock compensation during 2001. Mr. White was not scheduled to receive his first 5,000,000 shares of our common stock until the end of
December 2002. On October 21, 2002, Mr. White resigned his position as
President/Chief Executive Officer. On October 25, 2002, we entered into a
Settlement Agreement with Mr. White whereby Mr. White was granted options to purchase 6,000,000 shares of our common stock. The options may be exercised for a period of ten years or until October 25, 2012 at an exercise price per share of twenty percent of the average of the bid and ask of the common stock at the close of business on October 25, 2002 which was $0.0265.

If no "Triggering Event" has occurred by November 9, 2006, we are not obligated to grant the performance option.

Options/SAR Grants 2002
--------------------------------------------------------------------------
                                   % of Total
                        Number      Options
Name and              Securities   Granted To    Exercise
Principle             Underlying    Employees       or         Expiration
Position               Options       in 2002    Base Price        Date
-------------------  ------------  ----------  ------------   ------------
David Moskowitz        37,500,000     25.46%    20% of the     05/06/12 (1)
Chairman             common stock              fair market     11/06/12 (2)
of the Board            shares                 value of the
                                               common stock
                                                 on the
                                                exercise
                                                  date
                     ------------  ----------  ------------   ------------
                      100,000,000     67.90%    20% of the     03/18/12
                     common stock              fair market
                       shares (3)              value of the
                                               common stock
                                                 on the
                                                exercise
                                                  date
                     ------------  ----------  ------------   ------------
                        1,000,000      0.68%       $0.006 (4)  02/22/05
-------------------  ------------  ----------  ------------   ------------
Jerry White             6,000,000      4.07%    20% of the     10/25/12
Former Chief                                  closing price
Executive                                   on October 25,2002
Officer/Director                              which is $0.006
-------------------  ------------  ----------  ------------   ------------
Richard Kranitz         1,000,000      0.68%       $0.006 (4)  02/22/05
Secretary/Director
-------------------  ------------  ----------  ------------   ------------
Peter C. Brooks         1,000,000      0.68%       $0.006 (4)  02/22/05
Former Director
-------------------  ------------  ----------  ------------   ------------
Scott Williams            100,000      0.07%       $0.025 (5)  11/02/04
Scientific
Advisory Board
Member
-------------------  ------------  ----------  ------------   ------------
Paula Hempen              100,000      0.07%       $0.010 (6)  12/13/04
Former Chief
Scientific Officer
-------------------  ------------  ----------  ------------   ------------
Tony Frudakis              78,100      0.05%       $0.025 (5)  10/29/04
Former Scientific
Advisory Board
Member
-------------------  ------------  ----------  ------------   ------------
Jason Moore               100,000      0.07%       $0.012 (7)  01/16/05
Scientific
Advisory Board
Member
-------------------  ------------  ----------  ------------   ------------
Frank Johnson             100,000      0.07%       $0.010 (6)  08/15/04
Scientific
Advisory Board
Member
-------------------  ------------  ----------  ------------   ------------
Sergio Danilov            100,000      0.07%       $0.010 (6)  12/11/04
Scientific
Advisory Board
Member
-------------------  ------------  ----------  ------------   ------------
Geoffrey Boner            100,000      0.07%       $0.010 (6)  12/26/04
Scientific
Advisory Board
Member
-------------------  ------------  ----------  ------------   ------------
Krissy Fischer            100,000      0.07%       $0.010 (6)  12/13/04
Former Employee
--------------------------------------------------------------------------
TOTAL                 147,278,100    100.00%
--------------------------------------------------------------------------
(1) The 5/6/12 expiration date refers to 12,500,000 options of the total
37,500,000 options that may be exercised up to that date.
(2) The 11/6/12 expiration date refers to 25,000,000 options of the total
37,500,000 options that may be exercised up to that date.
(3) The 100,000,000 shares refers to the grant to Dr. Moskowitz of a performance option to purchase up to 100,000,000 common shares for a period of 10 years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to Dr. Moskowitz based upon the occurrence of "triggering events" which are summarized in footnote (2) of the Summary Compensation Table above on page 36 in the description of the March 18, 2002 option agreement. If no "Triggering Event" has occurred by November 9, 2006, we are not obligated to grant the performance option.
(4) The option price of $0.006 is based upon 20% of the closing price of the stock on the date of the option.
(5) The option price of $0.025 is based upon the closing bid price of the stock on the date of the option.
(6) The option price of $0.01 is based upon the closing bid price of the stock on the date of the option award.
(7) The option price of $0.012 is based upon the closing bid price of the stock on the date of the option award.

This table is based on information from our stock records. All of the above shareholders reflect the ownership of our shares of common stock, either directly or indirectly, of our executive officers and directors. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted, herein, we are not aware of any arrangements which may result in a change in our control.

Board Compensation
Other than provided above, our directors do not receive any compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
The following table sets forth the ownership of our Common Stock as of the date of this Form 10-KSB by:
     o    Each shareholder known by us to own beneficially  more than 5% of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    All directors and executive officers as a group.

                    Security Ownership of Beneficial Owners:
                  -------------------------------------------
Title of Class          Name & Address            Amount     Nature     Percent
--------------   ---------------------------  ------------  ---------   --------
Common              David W. Moskowitz         12,500,000    Direct       10.74
                    909 S. Taylor Avenue
                    St. Louis, Missouri

                       Security Ownership of Management:
                 -------------------------------------------

Title of Class           Name & Address          Amount      Nature     Percent
--------------   ---------------------------  ------------  ---------   --------
Common           David W. Moskowitz            12,500,000    Direct       10.74
                 909 S. Taylor Avenue
                 St. Louis, Missouri

Common           Richard A. Kranitz                0          N/A             0
                 1238 12th Avenue
                 Grafton, Wisconsin 53024

Total of Officers and Directors                                           10.74%
================================================================================

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
116,310,000 shares of common stock outstanding as of December 31, 2002. There are no pending or anticipated arrangements that we are aware of that may cause a change in our control.

Change in Control
We are not currently engaged in any activities or arrangements that we anticipate will result in a change in our control.

Item 12. Certain Relationships and Related Transactions
On November 9, 2001 we issued 12,500,000 shares of our common stock to Dr. David
W. Moskowitz. The shares were issued to Dr. Moskowitz as the sole owner of
Genomic Medicine, LLC in accordance with the terms of the Agreement and Plan of
Exchange between us and Genomic Medicine, LLC, in which we acquired 100% of
Genomic Medicine, LLC and Genomic became our wholly owned subsidiary.

On October 25, 2002, we granted to our prior President/Chief Executive Officer,
Jerry White, options to purchase 6,000,000 shares of our common stock, in accordance with a Settlement Agreement between Mr. White and us, regarding Mr.
White's prior employment with us.

Item 13.  Exhibits and Reports on Form 8-K
(a)  The following documents are filed as a part of this Report:

Financial Statements.
The following Financial Statements and Report of Independent Accountants are
contained in this Form 10-KSB

                                                                    Page in the
                                                                    Form 10-KSB
                                                                    -----------
Independent Auditors' Report - Stark Winter Schenkein & Co., LLP       F-1
Consolidated Balance Sheet - December 31, 2002                         F-2
Consolidated Statements of Operations
  For the Period From Inception (January 3, 2001)
  to December 31, 2001, the Year Ended December 31, 2002
  and the Period From Inception (January 3, 2001)
  to December 31, 2002                                                 F-3
Consolidated Statement of Stockholders' (Deficit)
  For the Period From Inception (January 3, 2001)
  to December 31, 2002                                                 F-4
Consolidated Statement of Cash Flows
  For the Period From Inception (January 3, 2001)
  to December 31, 2001, the Year Ended December 31, 2002
  and the Period From Inception (January 3, 2001) to
  December 31, 2002                                                    F-5
Notes to Consolidated Financial Statements                          F-6 to F-16

Exhibits.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------
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

10.5     Agreement with DNAPrint Genomics*

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

10.11    Option Agreement with David Moskowitz*

10.12    Scientific Advisory Board Agreement with Jason Moore*

10.13    Scientific Advisory Board Agreement with Scott Williams*

10.14    Scientific Advisory Board Agreement with Tony Frudakis*

10.15    Resignation of Jerry E. White**

10.16    Settlement Agreement with Jerry E. White**

10.17    Convertible Promissory Note dated April 9, 2003 payable to Research
         Capital, LLC

10.18    Scientific Advisory Board Agreement with Frank Johnson

10.19    Scientific Advisory Board Agreement with Sergio Danilov

10.20    Scientific Advisory Board Agreement with Geoffrey Boner

10.21    Stock Option Agreement with Peter C. Brooks

10.22    Stock Option Agreement with David W Moskowitz

10.23    Stock Option Award Letter to Jason Moore

10.24    Stock Option Award Letter to Scott Williams

10.25    Stock Option Award Letter to Tony Frudakis

10.26    Stock Option Agreement with Richard A. Kranitz

21       List of subsidiaries*

23       Consent of Stark Winter Schenkein & Co., LLP, Certified
         Public Accountants**

99.1     Resignation

*Previously filed on April 4, 2002 - Form 10-SB Registration Statement
**Previously filed on October 31, 2002 - Form 10-12G/A

(b)  Reports on Form 8-K

Item 14. Controls and Procedures
Our Principal Executive Officer/Principal Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Principal Executive
Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and
Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      GenoMed, Inc.
                      (Registrant)

By /s/ David Moskowitz
David Moskowitz, Chairman of the Board, President, Principal Executive Officer,
                 Principal Financial Officer, Principal Accounting Officer

Date: May 5, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                    Title                                Date

/s/ David Moskowitz     Chairman of the Board                   May 5, 2003
David Moskowitz        President, Principal Executive
                        Officer, Principal Financial
                       Officer, Principal Accounting
                               Officer

/s/ Richard A. Kranitz                                          May 5, 2003
Richard A. Kranitz      Secretary/Director

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Moskowitz, certify that:

1. I have reviewed this annual report on Form 10-KSB of GenoMed, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of
GenoMed, Inc. as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for GenoMed,
Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to GenoMed, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of GenoMed Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

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

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ David Moskowitz
David Moskowitz
President, Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer

