Form 10QSB
period 2003-03-31
GENOMED INC
filed 2003-05-22
CIK 1169417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                                 (314) 977-0115
                                 (877) 436-6603
                           (Issuer's telephone number)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                        Hamilton, Lehrer and Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                  561-416-8956

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 22, 2003, we had 121,079,231 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements............................... 3-8
Item 2.  Management's Discussion and Analysis and Plan of operation...... 9-18
Item 3.  Controls and Procedures.........................................  18

PART II. OTHER INFORMATION

Item 1. Consolidated Financial Information

                                  GenoMed, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                              $   2,372
                                                                     ---------
Property and equipment, net                                            165,676
                                                                     ---------
                                                                     $ 168,048
                                                                     =========

Liabilities and stockholders' (deficit)
Current liabilities:

   Accounts payable                                                   $ 48,349
   Due to shareholders                                                 250,318
                                                                     ---------
     Total current liabilities                                         298,667
                                                                     ---------

Note payable - affiliate                                             1,077,581

Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      121,079,231 shares issued and outstanding                        121,079
   Additional paid in capital                                          852,474
   Subscribed common shares                                              5,250
  (Deficit) accumulated during the development stage                (2,187,003)
                                                                     ---------
                                                                    (1,208,200)
                                                                     ---------
                                                                     $ 168,048
                                                                     =========

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended March 31, 2003 and 2002, and
          the Period From Inception (January 3, 2001) to March 31, 2003
                                   (Unaudited)

                                      Three Months    Three Months
                                          Ended          Ended        Inception to
                                        March 31,       March 31,       March 31,
                                          2003            2002            2003
                                       -----------    -----------     ------------
                                                      (Restated)

Revenue                                $     1,000    $         -     $      1,000
                                       -----------    -----------     ------------

Operating expenses:
   Research and development                      -              -          333,264
   Selling, general and
      administrative expenses               69,921        471,800        1,760,674
                                       -----------    -----------     ------------
                                            69,921        471,800        2,093,938
                                       -----------    -----------     ------------

(Loss) from operations                     (68,921)      (471,800)      (2,092,938)

Other expenses:
  Impairment of web site                         -              -            6,939
  Interest                                  20,000         11,000           87,126
                                       -----------    -----------     ------------
                                            20,000         11,000           94,065
                                       -----------    -----------     ------------

Net (loss)                             $   (88,921)   $  (482,800)    $ (2,187,003)
                                       ===========    ===========     ============

Per share information -
    basic and fully diluted:

  Weighted average shares outstanding  121,079,231    120,310,000      291,839,196
                                       ===========    ===========     ============

  Net (loss) per share                 $     (0.00)   $     (0.00)    $      (0.01)
                                       ===========    ===========     ============

      See the accompanying notes to the consolidated financial statements.

                                 GenoMed, Inc.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2003 and 2002, and
         the Period From Inception (January 3, 2001) to March 31, 2003
                                  (Unaudited)

                                           Three Months     Three Months
                                              Ended             Ended       Inception to
                                             March 31,        March 31,       March 31,
                                               2003              2002           2003
                                           ------------     ------------    -------------
                                                             (Restated)

Cash flows from operating activities:
Net cash (used in) operating activities     $  (12,159)      $ (241,528)     $  (820,374)
                                           ------------     ------------    -------------
Cash flows from investing  activities:
Net cash (used in) investing activities              -         (200,000)        (210,254)
                                           ------------     ------------    -------------
Cash flows from financing activities:
Net cash provided by financing activities        1,500          350,000        1,033,000
                                           ------------     ------------    -------------
Net increase (decrease) in cash                (10,659)         (91,528)           2,372
Beginning - cash balance                        13,031          269,892                -
                                           ------------     ------------    -------------
Ending - cash balance                       $    2,372       $  178,364      $     2,372
                                           ============     ============    =============

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

(1) Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of
December 31, 2002 and the period from inception (January 3, 2001) to December
31, 2002 including notes thereto included in Form 10-KSB.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3) Stockholders' (Deficit)

During January 2003 the Company issued 769,231 shares of common stock pursuant to a subscription agreement entered into in December 2002 for cash aggregating
$10,000. In addition, the Company accepted a subscription for 187,500 shares of common stock during February 2003 in exchange for cash aggregating $1,500.

During the period ended March 2003 the Company charged $750 to operations pursuant to its agreement to issue 300,000 shares of common stock on December
31, 2003 in accordance with the terms of advisory board contracts. As of March
31, 2003, 75,000 shares had been earned and had not been issued. The shares have been valued at the trading price of $.01 of the Company's common stock on March
31, 2003, the measurement date. The above amount has been included as subscribed common shares.

During the period ended
March 31, 2003 the Company charged $12,000 to operations related to the vesting of stock options granted in 2002.

During the period ended March 31, 2003 the Company granted options to purchase
956,731 shares of common stock to purchasers of 956,731 shares of its common stock in December 2002 and February 2003 for an aggregate of $11,500. The options are exercisable at $.05 per share and expire when the trading price of the Company's common stock is at least $.07 for a period of ten days.

The effect of applying SFAS No. 123 pro-forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. There is no material difference between the reported net loss and the pro-forma net loss had the fair values of the options granted during 2003 been included in operations.

(4) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2003 the Company incurred a net loss of
$88,921 and has a working capital deficit of $296,295 and a stockholders'
deficit of $1,208,200 at March 31, 2003. In addition, the Company has no significant revenue generating operations.

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

(5) Note Payable - Affiliate

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

(6) Correction of An Error

During August 2002 the Company determined that the value assigned to 37,500,000 options issued to an officer should have been recorded at the discount from the fair market value of the common shares for the options vested on the measurement date of $.032 per share or an aggregate of $153,000 through March 31, 2002. The
Company charged this amount to general and administrative expenses during the period ended March 31, 2002.

In addition, during August 2002 the Company determined that the value assigned to certain common shares to be issued pursuant to an employment contract and advisory board contracts should have been valued at the trading prices of the
Company's common shares on the measurement date of $.005 for the shares related to the employment contract and $.04 for the shares related to the advisory board contracts. The correction of the previous valuation resulted in a decrease in general and administrative expenses of $84,500.

The accompanying financial statements have been restated to reflect these corrections. The adjustment increased the net loss for the period ended March
31, 2002 as previously reported from $(414,300) to $(482,800) or $(.00) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of
Operations

The following discussion pertaining to our Plan of Operations, as contained in this Form 10-QSB, contains "forward-looking statements" that involve risks and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should," or "anticipates," or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed in this Form 10-QSB. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk
Factors," in our Form 10SB. Our independent accountants, Stark Winter Schenkein
& Co., LLP, have issued an opinion in conjunction with their audit of our consolidated balance sheet as of December 31, 2002, raising substantial doubt about our ability to continue as a going concern based on the losses that we have suffered from our operations, our working capital and stockholders'
deficiencies, and the developmental stage nature of our business.

In addition, our auditors have noted in our financial statements that our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan.

Management's Discussion and Analysis of Financial Condition and Results of
Operation.

The discussion contained in this Quarterly Report contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may,"
"will," "should," or "anticipates," or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus.

Important factors that could cause or contribute to such differences, including the following risk factors:

BECAUSE WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND
A POOR FINANCIAL CONDITION, YOU WILL BE UNABLE TO DETERMINE WHETHER WE WILL EVER
BECOME PROFITABLE.
You cannot determine if we will ever become profitable. Future losses are likely before we become profitable, if ever. We are a development stage company with limited operations and no revenues through May 5, 2003. From our inception to
March 31, 2003, we incurred a net loss of $(2,187,003) and a working capital deficit of $(296,295). We anticipate our losses to continue.

OUR INDEPENDENT ACCOUNTANTS, STARK WINTER SCHENKEIN & CO., LLP, HAVE ISSUED AN
OPINION RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING
CONCERN.
Our independent accountants, Stark Winter Schenkein & Co., LLP, have issued an opinion raising substantial doubt about our ability to continue as a going concern based on the losses that we have suffered from our operations, our working capital and stockholders' deficiencies, and the developmental stage nature of our business. In addition, our auditors have noted in note 4 of our financial statements that our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan.

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

OUR MANAGEMENT DECISIONS ARE MADE BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER/
CHAIRMAN OF THE BOARD/CHIEF MEDICAL OFFICER, DR. DAVID MOSKOWITZ; IF WE LOSE HIS
SERVICES, OUR OPERATIONS WILL BE NEGATIVELY IMPACTED.
The success of our business is dependent upon the expertise of our
President/Chief Executive Officer/Chairman of the Board/Chief Medical Officer,
Dr. David Moskowitz. Because Dr. David Moskowitz is essential to our operations, you must rely on his management decisions. We have not entered into any agreement with Dr. David Moskowitz that would prevent him from leaving our company; however, as of April 1, 2002, we have obtained a $2,000,000 key man insurance policy for Dr. Moskowitz. There is no assurance that we would be able to hire and retain another Chairman of the Board/President/Chief Executive
Officer/Chief Medical Officer with comparable experience. As a result, the loss of Dr. Moskowitz's services would have a materially adverse affect upon our business.

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

PLAN OF OPERATIONS:

Delayed Operations

Our Plan of Operations was originally scheduled to occur from March 2002 to
March 2003; however, as of May 22, 2003, we have insufficient funds to continue our Plan of Operations. Because we have insufficient funds to conduct our operations as originally planned, we have ceased conducting our operations, as follows:
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
     o    We have no financial resources to begin the collection of Caucasian,
          African American, Asian and Hispanic samples for 52 diseases;
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

                                    Annual
Type Expenditures              Estimated Amount
-------------------           ------------------
Salaries                         $   500,000
-------------------           ------------------
Operating Expenses*              $   200,000
-------------------           ------------------
Genotyping                       $ 2,000,000
-------------------           ------------------
Data Analysis                    $   100,000
-------------------           ------------------
Marketing                        $   150,000
-------------------           ------------------
Patents                          $    30,000
-------------------           ------------------
Total                            $ 2,980,000
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

    From Pharmacogenomics to Improved Patient Outcomes: Angiotensin I-Converting
    Enzyme as an Example

    Is Angiotensin I-Converting Enzyme a "Master" Disease Gene?

    Is "Somatic" Angiotensin I-Converting Enzyme a Mechanosensor?

September 2002
In September 2002, we published an article in Diabetes Technology; Therapeutics, demonstrating our efforts to prevent end-stage kidney disease in diabetes and hypertension. We also published case reports showing better outcomes than with conventional treatment with emphysema and peripheral vascular disease or poor circulation.

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

February 2003
We signed a Letter of Intent to collaborate with Dr. Huseyin Abali of Turkey to use ACE inhibitors to help treat cancer. We plan to collaborate with Dr. Abali using our ACE inhibitor treatment in lung cancer, colorectal cancer, mesenchymal tumors, and lymphomas.

OUR PLAN OF OPERATIONS PENDING SUFFICIENT FINANCIAL RESOURCES
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
10.13    Scientific Advisory Board Agreement with Scott Williams*
10.14    Scientific Advisory Board Agreement with Tony Frudakis*
10.15    Resignation of Jerry E. White***
10.16    Settlement Agreement with Jerry E. White***
21       List of subsidiaries*
23       Consent of Stark Winter Schenkein ; Co., LLP, Certified Public
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

         None

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

DATED: May 22, 2003

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

Date: May 22, 2003

/s/ Dr. David Moskowitz
Dr. David Moskowitz
President/Chief Executive Officer/Chairman of the Board/Chief Financial
Officer/Chief Accounting Officer

