Form 10QSB
period 2003-06-30
GENOMED INC
filed 2003-08-18
CIK 1169417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of June 30, 2003, we had 122,862,565 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements............................... 3-8
Item 2.  Management's Discussion and Analysis and Plan of operation...... 9-18
Item 3.  Controls and Procedures.........................................  18

PART II. OTHER INFORMATION

PART 1.
Item 1. Consolidated Financial Information

                                  GenoMed, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                       $    20,948
                                                              -----------
Property and equipment, net                                       158,171
                                                              -----------
                                                              $   179,119
                                                              ===========
Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                           $    56,111
   Due to shareholders                                            312,438
                                                              -----------
     Total current liabilities                                    368,549
                                                              -----------
Note payable - affiliate                                        1,077,581
                                                              -----------

Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      122,862,565 shares issued and outstanding                   122,862
   Additional paid in capital                                   1,475,691
   Subscribed common shares                                         9,000
  (Deficit) accumulated during the development stage           (2,874,564)
                                                              -----------
                                                               (1,267,011)
                                                              -----------

                                                              $   179,119
                                                              ===========

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Three Months Ended June 30, 2003 and 2002,
                   Six Months Ended June 30, 2003 and 2002 and
          the Period From Inception (January 3, 2001) to June 30, 2003
                                   (Unaudited)

                                   Three Months Ended            Six Months Ended        Inception to
                                 June 30,      June 30,       June 30,      June 30,       June 30,
                                  2003          2002            2003          2002           2003
                               ------------  ------------   ------------  ------------   ------------
                                               Restated                     Restated

Revenue                        $        950  $          -   $      1,950  $          -   $      1,950
                               ------------  ------------   ------------  ------------   ------------
Operating expenses:
   Research and development               -             -              -             -        333,264
   Selling, general and
     administrative expenses        668,510       794,590        738,431     1,266,390      2,429,184
                               ------------  ------------   ------------  ------------   ------------
                                    668,510       794,590        738,431     1,266,390      2,762,448
                               ------------  ------------   ------------  ------------   ------------
(Loss) from operations             (667,560)     (794,590)      (736,481)   (1,266,390)    (2,760,498)
                               ------------  ------------   ------------  ------------   ------------
Other expense:
  Impairment of website                   -             -              -             -          6,939
  Interest                           20,000        14,000         40,000        25,000        107,127
                               ------------  ------------   ------------  ------------   ------------
                                     20,000        14,000         40,000        25,000        114,066
                               ------------  ------------   ------------  ------------   ------------

Net (loss)                     $   (687,560) $   (808,590)  $   (776,481) $ (1,291,390)  $ (2,874,564)
                               ============  ============   ============  ============   ============

Per share information - basic
   and fully diluted:
  Weighted average shares
    outstanding                 122,268,120   120,310,000    121,680,244   120,310,000    274,901,355
                               ============  ============   ============  ============   ============

  Net (loss) per share         $      (0.01) $      (0.01)  $      (0.01) $      (0.01)  $      (0.01)
                               ============  ============   ============  ============   ============

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
          the Period From Inception (January 3, 2001) to June 30, 2003
                                   (Unaudited)

                                             Six Months    Six Months
                                                Ended         Ended     Inception to
                                              June 30,      June 30,      June 30,
                                                2003          2002          2003
                                             ----------   -----------   ------------
                                                            Restated
Cash flows from operating activities:
Net cash (used in) operating activities      $  (18,583)  $  (511,209)  $   (826,798)
                                             ----------   -----------   ------------
Cash flows from investing  activities:
Net cash (used in) investing activities               -      (201,042)      (210,254)
                                             ----------   -----------   ------------
Cash flows from financing activities:
Net cash provided by financing activities        26,500       455,000      1,058,000
                                             ----------   -----------   ------------
Net increase (decrease) in cash                   7,917      (257,251)        20,948

Beginning - cash balance                         13,031       269,892              -
                                             ----------   -----------   ------------
Ending - cash balance                        $   20,948   $    12,641   $     20,948
                                             ==========   ===========   ============
Supplemental cash flow information:
  Cash paid for income taxes                 $        -   $         -   $          -
                                             ==========   ===========   ============
  Cash paid for interest                     $        -   $         -   $          -
                                             ==========   ===========   ============

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited

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

During February 2003 the Company accepted a subscription for 187,500 shares of common stock in exchange for cash aggregating $1,500. As of June 30, 2003 these shares had not yet been issued.

During May 2003 the Company issued 1,666,667 shares of common stock in exchange for cash aggregating $25,000. In conjunction with this issuance the Company issued 116,667 shares of common stock as a commission.

During the period ended June 30, 2003 the Company charged $4,500 to operations pursuant to its agreement to issue 300,000 shares of common stock on December
31, 2003 in accordance with the terms of advisory board contracts. As of June
30, 2003, 150,000 shares had been earned and had not been issued. The shares have been valued at the trading price of $.03 of the Company's common stock on
June 30, 2003, the measurement date. The above amount has been included as subscribed common shares.

During the period ended June 30, 2003 the Company charged $12,000 to operations related to the vesting of stock options granted in 2002.

During March 2002 the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6,
2002 for a period of 10 years as to 12,500,000 options and after November 6,
2002 for a period of 10 years as to 25,000,000 options. The change in the discount from the fair market value of the common stock related to the options will be charged to operations as general and administrative expenses during the period from the grant date to the exercise date. During the period ended June
30, 2003 $600,000 was charged to operations related to the increase in the discount from $.008 at December 31, 2002 to $.024 at June 30, 2003.

During the period ended June 30, 2003 the Company granted options to purchase
956,731 shares of common stock to purchasers of 956,731 shares of its common stock in December 2002 and February 2003 for an aggregate of $11,500. The options are exercisable at $.05 per share and expire when the trading price of the Company's common stock is at least $.07 for a period of ten days.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2003 the Company incurred a net loss of
$776,481 and has a working capital deficit of $347,601 and a stockholders'
deficit of $1,267,011 at June 30, 2003. In addition, the Company has no significant revenue generating operations.

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

(6) Correction of An Error

During August 2002 the Company determined that the value assigned to 37,500,000 options issued to an officer should have been recorded at the discount from the fair market value of the common shares for the options vested on the measurement date of an aggregate of $567,811 through June 30, 2002. Through June 30, 2002 the Company had previously charged $670,000 to operations related to these options. In addition, the Company has recorded an adjustment to previously issued financial statements for the period ended March 31, 2002 related to these options and to correct the valuation of certain common shares to be issued pursuant to advisory board and employment contracts aggregating $69,000. The
Company also had recorded $830,000 as deferred compensation at June 30, 2002.

The accompanying financial statements have been restated to reflect the above corrections. The adjustments decreased the net loss for the six months and three months ended June 30, 2002 as previously reported from $(1,393,579) and
$(979,779) to $(1,291,390) and $(808,590) or $(.00) and $(.00) per share and reduced deferred compensation and additional paid in capital on the June 30,
2002 balance sheet by $830,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of
Operations

Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this plan of operations, GenoMed, Inc. is referred to herein as
"we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should,"
"anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, many of which are more fully discussed in our Form 10-KSB for the period ending
December 31, 2002, which is available for review at www.sec.gov: (a) our independent accountants, Stark Winter Schenkein & Co., LLP, have issued an opinion in conjunction with their audit of our consolidated balance sheet as of
December 31, 2002, raising substantial doubt about our ability to continue as a going concern based on the losses that we have suffered from our operations, our working capital and stockholders' deficiencies, and the developmental stage nature of our business and that our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan; (b) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (c) our plan of operations has been substantially delayed due to lack of financing, and if we are unable to obtain financing to pursue our plan of operations we will no longer be able to conduct business and you will lose your entire investment; (d)
if we are not awarded patents or licenses, we will never market potential products and our potential revenues will be negatively affected; (e) our business may be adversely affected by regulatory costs which would negatively affect our potential profitabiliy; (f) because our genomics method of gene identification is a relatively new gene identification method, the public or prospective strategic partners may not accept it as an acceptable gene identification method, which would negatively affect our operations and potential revenues; (g) our competitors may develop and respond to gene procedures and products before us due to their superior financial and technical resources and superior technologies; (h) we may be subject to medical or product liability claims that will negatively affect our potential profitability and may lead to losses; (i) because we will lack control over the outsourcing of sample collection, genotyping and data analysis, our quality control and brand name reputation may be negatively affected; (j) if we fail to recruit test patients for our clinical trials, our development of potential products will be delayed which would negatively affect our potential revenues; (k) if our strategic partners fail to obtain Federal Drug Administration approval, our costs may increase and our revenues may decrease; (l) our entire business plan is dependent upon forming strategic alliances or acquisitions or partnership alliances with others for which there are no assurances, and if we fail to do so we will never generate any revenues; (m) if we fail to abide by the terms of our acquisition agreement in which we acquired Genomic Medicine, LLC, the acquisition could be rescinded and we would have no business or ability to generate revenues; (n) if we fail to conduct adequate due diligence regarding our strategic alliances or acquisitions and partnership alliances, we will be subject to increased costs and operational difficulties; (o) our management decisions are made by our President/Chief Executive Officer/Chairman of the
Board/ Chief Medical Officer, Dr. David Moskowitz and if we lose his services, our operations will be negatively impacted; and (p) we plan to issue our common stock as compensation to our officers/directors which will substantially dilute the value of your shares.

PLAN OF OPERATIONS:

Original Operations
Our Plan of Operations was scheduled to occur from March 2002 to March 2003;
however, we have not had sufficient funds to conduct our original Plan of
Operations. Because we have insufficient funds to conduct our operations as originally planned, we have ceased conducting our operations, as follows:
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
     o    We have no financial resources to lease laboratory space; and
     o    We have no financial resources by which to hire a research assistant.

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

We intend to satisfy these estimated total expenditures of $2,980,000 for our
Plan of Operations through revenues or a private placement of our equity
Securities. If we are unable to obtain sufficient financing, then we will be unable to conduct our plan of operations, which may negatively impact development of our brand name and reputation. Our alternative plan of operations is to collect revenues only as a Next Generation Disease Management company. In the event that we do not obtain adequate financing we may have to liquidate our business and undertake any or all of the following actions:

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
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o    Make the appropriate filings with the National Association of Security
          Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the OTC Bulletin Board at that time.

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

OUR PLAN OF OPERATIONS TO DATE
To date, we have accomplished the following in our Plan of Operations:

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

December 2002
We published an article in Diabetes Technology and Therapeutics describing the molecular mechanism for aging.

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

March 2003
Alopecia areata, an autoimmune disease, responded dramatically in a patient with active disease to our patent pending treatment approach of inhibiting angiotensin II.

April 2003
We announced a novel anti-viral therapy that may decrease mortality in the SARS epidemic and that we were seeking patient and physician collaborators to collaborate in a world-wide trial of the efficacy of this therapy. On April 25,
2003, we filed a patent application for the use of "sartans" for SARS. A
"sartan" is a drug that specifically inhibits the angiotensin II type 1 receptor. It appears that angiotensin II operates through the AT1 receptor to activate lymphocytes and macrophages, but that type 2 angiotensin II receptor promotes death of these cells and thus, an AT1 receptor blocker might be ideal for selectively turning off an overly exuberant host immune response.

On April 30, 2003, our Chief Executive Officer, Dr. David Moskowitz, presented our patient outcomes data to help stop the epidemic of end-stage kidney disease to Blue Cross/Blue Shield of Tennessee.

May 2003
We announced the granting of a license of our aminophylline treatment to Dr.
Mehmet Sukru Sever. Aminophylline is an existing, generic drug that we have used to restore kidney function and avoid dialysis in the setting of acute kidney failure. Dr. Sever coordinated kidney dialysis for survivors of the earthquake in Bingol in Eastern Turkey.

June 2003
We announced that we were launching a clinical trial against age-related macular degeneration using drugs to inhibit angiotensin II, as well as other causes of blindness, such as retinitis pigmentosa.

We reported that over 300 patients had expressed interest in our clinical trials, but that less than a dozen patients with diabetes or high blood pressure had signed up to use our treatment to prevent kidney dialysis and other complications of diabetes and high blood pressure.

We announced that a clinical trial using inhibitors of angiotensin II against all neurodegenerative diseases, including common ones such as Alzheimer's disease, Parkinson's disease, and rare ones like amyotrophic lateral sclerosis, which is known as "Lou Gehrig's disease", and spinal muscular atrophy.

July 2003
Our Chief Executive Officer, Dr. David Moskowitz, was invited to speak at the
Nucleic Acid World Summit to be held in Boston, Massachusetts from September
15-17, 2003. The conference's subject is "Transforming Cutting-Edge Science into
Business" and will focus on uses of RNA and DNA to understand and treat diseases, including viral scourges such as SARS, HIV, and West Nile virus. Dr.
Moskowitz's speech is entitled "Improving the Odds of Therapeutic Efficacy:
Blocking Angiotensin II." The conference is hosted by the Strategic Research
Institute.

We announced that we were still seeking volunteers for our treatment to avoid complications of West Nile virus based on our belief that inhibiting angiotensin
II would decrease signaling by T cells and macrophage/monocyte/microglial cells, which should in turn decrease the number of encephalitis cases due to West Nile virus.

August 2003
We acquired 10,000 more promoter SNPs for our Disease Gene-Net from Sequence
Sciences. This brought the number of promoter SNPs to 23,000 that we have to interrogate each disease.

We proposed our patent-pending approach, namely inhibiting angiotensin II, as a possible treatment to halt any further troop deaths due to pneumonia cases which appear to be an unusually intense allergic reaction to the anthrax vaccine.

Our Chief Executive Officer, Dr. David Moskowitz was invited to speak at an anti-aging conference sponsored by the American Academy of Anti-Aging Medicine to be held December 11-14, 2003. It is anticipated that over 4,000 scientists and physicians interested in anti-aging medicine will attend the conference. Dr.
Moskowitz will discuss our clinical findings that ACE inhibitors and angiotensin
II receptor blockers may be effective against almost all age-related diseases.

Our Chief Executive Officer, Dr. David Moskowitz, was asked to serve as the
Chairperson and speak at the Cancer Drug Research and Development Conference in
San Diego, California on November 20-21, 2003. Dr. Moskowitz will speak on the topic, "Is Angiotensin II Behind Most Cancers (Except Prostrate)?"

OUR PLAN OF OPERATIONS PENDING SUFFICIENT FINANCIAL RESOURCES
We intend to accomplish the following regarding our plan of operations over a period of twelve months, when we have sufficient resources to do so, if ever.

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

Hire Research Assistant
We will hire a research assistant for $30,000 per year who will prepare DNA from the white blood cells present in blood samples.

Genotyping Type 2 NIDDM Samples
DNA samples from patients with Type 2 Diabetes and controls have already been obtained from the American Diabetes Association and the Coriell Cell Repository.
Each DNA sample will be genotyped at a reasonably large number of potentially functional SNPs (single nucleotide polymorphism) using the Orchid UHT SNP-stream machine housed at DNAPrint Genomics, Inc. We will start with several hundred
SNPs and scale-up to 10,000 SNPs or more over the next eight months.

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

Data Analysis
Once genotype results are known for 384 samples, there will be too much data to keep track of, so it will take a computer or network of computers to process the results. The computational demands expand when you consider that some of the many SNPs we genotype for may work together to produce the disease. Sorting through all the combinations of 10,000 SNPs, that is, one SNP at a time, then any two SNPs out of 10,000, then any three SNPs out of the same 10,000, then any four SNPs out of 10,000, and so on, will take advanced software and considerable computing power. Therefore, we will lease a computer or network of computers which will cost approximately $100,000.

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
10.15   Resignation of Jerry E. White***
10.16   Settlement Agreement with Jerry E. White***
21      List of subsidiaries*
23      Consent of Stark Winter Schenkein ; Co., LLP, Certified Public
         Accountants**
31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Previously filed on April 4, 2002, as exhibit to Form 10-SB Registration
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

DATED: August 15, 2003

