Form 10QSB
period 2003-09-30
GENOMED INC
filed 2003-11-20
CIK 1169417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of September 30, 2003, we had 123,235,065 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements............................... 3-8
Item 2.  Management's Discussion and Analysis and Plan of operation...... 9-18
Item 3.  Controls and Procedures.........................................  18

PART II. OTHER INFORMATION

                                      -2-

PART 1.
Item 1. Consolidated Financial Information

                                   GenoMed, Inc.
                           (A Development Stage Company)
                             Consolidated Balance Sheet
                                 September 30, 2003
                                    (Unaudited)

Assets

Current assets:
   Cash                                                        $      9,591
                                                               ------------
Property and equipment, net                                         150,671
                                                               ------------
                                                               $    160,262
                                                               ============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                            $     61,921
   Due to shareholders                                              375,015
                                                               ------------
     Total current liabilities                                      436,936
                                                               ------------
Note payable - affiliate                                          1,077,581
                                                               ------------
Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      123,235,065 shares issued and outstanding                     123,235
   Additional paid in capital                                     1,782,368
   Subscribed common shares                                          12,000
  (Deficit) accumulated during the development stage             (3,271,858)
                                                               ------------
                                                                 (1,354,255)
                                                               ------------
                                                               $    160,262
                                                               ============

      See the accompanying notes to the consolidated financial statements.
                                      -3-

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2003 and 2002,
                Nine Months Ended September 30, 2003 and 2002 and
        the Period From Inception (January 3, 2001) to September 30, 2003
                                   (Unaudited)

                                   Three Months Ended             Nine Months Ended
                              ---------------------------    ---------------------------   Inception to
                              September 30,  September 30,   September 30,  September 30,  September 30,
                                  2003           2002             2003            2002          2003
                              ------------   ------------    ------------   ------------   ------------

Revenue                       $     2,767    $         -     $     4,717    $         -    $      4,717
                              ------------   ------------    ------------   ------------   ------------

Operating expenses:
   Research and development             -              -               -              -         333,264
   Selling, general and
     administrative expenses      380,061        200,062       1,118,493      1,466,452       2,809,245
                              ------------   ------------    ------------   ------------   ------------
                                  380,061        200,062       1,118,493      1,466,452       3,142,509
                              ------------   ------------    ------------   ------------   ------------

(Loss) from operations           (377,294)      (200,062)     (1,113,776)    (1,466,452)     (3,137,792)
                              ------------   ------------    ------------   ------------   ------------

Other expense:
  Impairment of website                 -              -               -              -           6,939
  Interest                         20,000         18,000          60,000         43,000         127,127
                              ------------   ------------    ------------   ------------   ------------
                                   20,000         18,000          60,000         43,000         134,066
                              ------------   ------------    ------------   ------------   ------------
Net (loss)                    $  (397,294)   $  (218,062)    $(1,173,776)   $(1,509,452)   $ (3,271,858)
                              ============   ============    ============   ============   =============

Per share information -
  basic and fully diluted:

  Weighted average shares
    outstanding               123,235,065    120,310,000     122,204,213    120,310,000     260,989,791
                              ============   ============    ============   ============   =============

  Net (loss) per share        $     (0.00)   $     (0.00)    $     (0.01)   $     (0.01)   $      (0.01)
                              ============   ============    ============   ============   =============

      See the accompanying notes to the consolidated financial statements.
                                      -4-

                                 GenoMed, Inc.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2003 and 2002 and
       the Period From Inception (January 3, 2001) to September 30, 2003
                                  (Unaudited)

                                            Nine Months      Nine Months
                                               Ended            Ended       Inception to
                                           September 30,    September 30,   September 30,
                                                2003             2002           2003
                                           ------------     ------------    ------------

Cash flows from operating activities:
Net cash (used in) operating activities     $  (29,940)      $ (656,666)     $ (838,155)
                                           ------------     ------------    ------------

Cash flows from investing  activities:
Net cash (used in) investing activities              -         (201,042)       (210,254)
                                           ------------     ------------    ------------

Cash flows from financing activities:
Net cash provided by financing activities       26,500          605,000       1,058,000
                                           ------------     ------------    ------------

Net increase (decrease) in cash                 (3,440)        (252,708)          9,591

Beginning - cash balance                        13,031          269,892               -
                                           ------------     ------------    ------------
Ending - cash balance                       $    9,591       $   17,184      $    9,591
                                           ============    =============    ============

Supplemental cash flow information:
  Cash paid for income taxes                $        -       $        -      $        -
                                           ============    =============    ============
  Cash paid for interest                    $        -       $        -      $        -
                                           ============    =============    ============

      See the accompanying notes to the consolidated financial statements.
                                      -5-

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2003
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

During February 2003 the Company accepted a subscription for 187,500 shares of common stock in exchange for cash aggregating $1,500. These shares were issued in July 2003.

During May 2003 the Company issued 1,666,667 shares of common stock in exchange for cash aggregating $25,000. In conjunction with this issuance the Company issued 116,667 shares of common stock as a commission.

During July 2003 the Company issued 185,000 shares of common stock for services.
These shares were issued at their fair market value on the date it was agreed the shares would be issued of $5,550.

During the nine months ended September 30, 2003 the Company charged $9,000 to operations pursuant to its agreement to issue 300,000 shares of common stock on
December 31, 2003 in accordance with the terms of advisory board contracts. As of September 30, 2003, 225,000 shares had been earned and had not been issued.
The shares have been valued at the trading price of $.04 of the Company's common stock on September 30, 2003, the measurement date. The above amount has been included as subscribed common shares.

During the nine months ended September 30, 2003 the Company charged $12,000 to operations related to the vesting of stock options granted in 2002.

During March 2002 the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6,
2002 for a period of 10 years as to 12,500,000 options and after November 6,
2002 for a period of 10 years as to 25,000,000 options. The change in the discount from the fair market value of the common stock related to the options will be charged to operations as general and administrative expenses during the period from the grant date to the exercise date. During the nine months ended
September 30, 2003 $900,000 was charged to operations related to the increase in the discount from $.008 at December 31, 2002 to $.032 at September 30, 2003.

During the nine months ended September 30, 2003 the Company granted options to purchase 956,731 shares of common stock to purchasers of 956,731 shares of its common stock in December 2002 and February 2003 for an aggregate of $11,500. The options are exercisable at $.05 per share and expire when the trading price of the Company's common stock is at least $.07 for a period of ten days.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 the Company incurred a net loss of $1,173,776 and has a working capital deficit of $276,674 and a stockholders' deficit of $1,354,255 at September 30, 2003. In addition, the
Company has no significant revenue generating operations.

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

(6)  Subsequent Event

On October 15, 2003, we executed a subscription agreement with Research Capital,
LLC in which we have agreed from November 1, 2003 to October 1, 2004, to offer to sell to Research Capital, as an Investor, our restricted common stock at a
40% discount of the previous month's average closing bid price up to an aggregate amount of $500,000. Under the agreement, Research Capital agrees to purchase a minimum of $10,000 of the shares each month, representing a total minimum investment of $120,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of
Operations

Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this plan of operations, GenoMed, Inc. is referred to herein as
"we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should,"
"anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, many of which are more fully discussed in our Form 10-KSB for the period ending
December 31, 2002, which is available for review at www.sec.gov: (a) our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan;
(b) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (c) our plan of operations has been substantially delayed due to lack of financing, and if we are unable to obtain financing to pursue our plan of operations we will no longer be able to conduct business and you will lose your entire investment; (d) if we are not awarded patents or licenses, we will never market potential products and our potential revenues will be negatively affected; (e) our business may be adversely affected by regulatory costs which would negatively affect our potential profitability; (f)
because our genomics method of gene identification is a relatively new gene identification method, the public or prospective strategic partners may not accept it as an acceptable gene identification method, which would negatively affect our operations and potential revenues; (g) our competitors may develop and respond to gene procedures and products before us due to their superior financial and technical resources and superior technologies; (h) we may be subject to medical or product liability claims that will negatively affect our potential profitability and may lead to losses; (i) because we will lack control over the outsourcing of sample collection, genotyping and data analysis, our quality control and brand name reputation may be negatively affected; (j) if we fail to recruit test patients for our clinical trials, our development of potential products will be delayed which would negatively affect our potential revenues; (k) if our strategic partners fail to obtain Federal Drug
Administration approval, our costs may increase and our revenues may decrease;
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

We plan on funding our general operating expenses over the next year from the sales of our common stock to Research Capital, in accordance with an agreement that we have with Research Capital, as more fully explained on page 20 of this
Form 10-QSB; however, our total estimated expenses of $2,980,000 for our Plan of
Operations, as reflected immediately below, exceeds Research Capital's commitments to us, by at least approximately $2,860,000. Therefore, Research
Capital's funding will not permit us to accomplish our Plan of Operations, but will permit us to continue to: (a) employ Dr. David W. Moskowitz; (b) market our
Next Generation Disease Management(tm) services; and (c) pursue the additional funding we need to pay for genotyping and disease gene discovery.

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

October 2003
We announced that we have partnered with PhenoMed, a development stage disease management and medical pharmaceutical company based in Kuala Lumpur, Malaysia, to expand PhenoMed's medical therapeutics services into the Asia-Pacific region.

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

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003, or subsequent to September 30, 2003, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

On or about July 14, 2003, we sold 187,500 shares of our common stock to Kent
Boyer for a price of $0.008 per share or in aggregate of $1,500 in cash. We relied upon Section 4(2) of the Securities Act of 1933, as amended ("Securities
Act") for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Granito stating that the securities were not registered under the
Securities Act and were subject to restrictions on their transferability and sale.

On or about July 14, 2003, we issued 145,000 shares of our common stock to Kent
Boyer in payment for services rendered to us by Mr. Boyer. The shares issued to
Kent Boyer were valued at a price of $0.03 per share, or an aggregate price of approximately $4,350. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Boyer stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On or about July 14, 2003, we issued 40,000 shares of our common stock to David
Pollack in payment for investor relation services rendered to us by Mr. Pollack.
The shares issued to Mr. Pollack were valued at a price of $0.03 per share, or an aggregate price of approximately $1,200. We relied upon Section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Pollack stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

Item 3.  Default Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Securities

Not applicable

Item 5   Other Information

Subsequent Event

Material Agreement
On October 15, 2003, we executed a subscription agreement with Research Capital,
LLC in which we have agreed from November 1, 2003 to October 1, 2004, to offer to sell to Research Capital, as an Investor, our restricted common stock at a
40% discount of the previous month's average closing bid price up to an aggregate amount of $500,000. Under the agreement, Research Capital agrees to purchase a minimum of $10,000 of the shares each month, representing a total minimum investment of $120,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

EXHIBIT
NUMBER                            DESCRIPTION
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

We hereby incorporate the following additional documents by reference: (a) our
Form 10-KSB for the year ended December 31, 2002 which was filed on May 6, 2003;
(b) our Registration Statement on Form 10SB and all amendments thereto which was filed on April 4, 2002 and amended on June 26, 2002, July 19, 2002, July 22,
2002, August 22, 2002, October 2, 2002, and October 31, 2002; (c) our Forms
10-QSB for the periods ended: June 30, 2002 which was filed on August 19, 2002 and amended on October 1, 2002 and on October 31, 2002; September 30, 2002 which was filed on November 14, 2002; March 31, 2002 which was filed on May 22, 2003;
and June 30, 2003 which was filed on August 18, 2003.

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

DATED: November 20, 2003

