Form 10KSB
period 2003-12-31
GENOMED INC
filed 2004-04-22
CIK 1169417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003

                                                Commission file number 333-67232

                                  GenoMed, Inc.
             (Exact name of registrant as specified in its charter)

                 Florida                                   43-1916702
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

             909 South Taylor Avenue, St. Louis, Missouri   63110
               (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number (314) 977-0115

         Securities registered under Section 12(b) of the Exchange Act:
 Title of each class                  Name of each exchange on which registered

 -------------------                      ----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

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

The issuer's revenues for its most recent fiscal year were $6,410.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) $35,043,318 as determined by the closing price of
$0.20 on March 18, 2004.
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

As of December 31, 2003, there were 125,691,027 shares of our common stock issues and outstanding. As of March 18, 2004, there were 187,716,591 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference, our Form 10 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003

                                     PART I

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......18
Item 6.     Management's Discussion and Analysis or Plan of Operation.....24
Item 7.     Financial Statements......................................F-1 - F-16
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................32
Item 8A.    Controls and Procedures.......................................32

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act....32
Item 10.    Executive Compensation........................................35
Item 11.    Security Ownership of Certain Beneficial Owners and

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
                             ORGANIZATIONAL HISTORY

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

As of December 31, 2003, we had 125,691,027 shares outstanding. As of December
31, 2003, we had 48,234,831 options outstanding. As of March 18, 2004, we had
187,716,591 shares outstanding.

                             HOW YOU MAY CONTACT US

We are located at 909 South Taylor Avenue, St. Louis, Missouri 63110. Our
telephone number is (314) 977-0115.

BUSINESS OVERVIEW
Medical Genomics is the study of how genes function in the cause, progression and treatment of disease. We are a Medical Genomics company that intends to translate knowledge of disease genes into the development of new treatments, better use of existing therapies and creation of more accurate gene-based tests for known diseases. To date, we have no treatment products and we have generated revenues of only $6,410. We intend to identify as many disease genes as possible which contribute to specific diseases, with a concentration on common cancers.
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

OUR RESEARCH AND DEVELOPMENT APPROACH
The human genome, which contains all the genetic instructions for each human being, is vast since it contains over 3 billion letters and more than 30,000 genes. Our research and development focuses upon recording and cataloguing variations in the letters between two groups: (a) "cases," which refer to the group of specific patients that have a disease; and (b) "controls," which refer to the group of people without the disease. These variations involve changes in a single letter or base, known as a nucleotide and so are called "single nucleotide polymorphisms," otherwise known as SNPs. SNPs that appear at a much higher frequency among patients with a particular disease than among people of the same ethnic group without that disease is defined as disease-associated
SNPs. How significant the association is between a disease-associated SNP and the disease can be measured statistically. We use SNPs which we believe have a high likelihood of being the cause or the functional part of the disease which we refer to as regulatory SNPs. This approach assumes that SNPs in the regulatory regions of each gene control how much protein is eventually produced from that gene. As a result, we believe that these are the best SNPs to analyze and include in our database. The higher the statistical correlation between a particular SNP and a given disease, the more important is the gene containing that SNP for causing the disease. Genes with the highest statistical correlation with the disease make excellent drug targets for treating and/or delaying the onset of a particular disease.

During 2003 we targeted the discovery of disease genes associated with Type 2
Diabetes and Colon Cancer, but lacked the funding to do so. During 2004, our next phase of operations, we have decided to focus solely on identifying genes for common cancers, since we believe we can already prevent type 2 diabetes itself and its complications. Cancer-causing genes affect a large population base with ample opportunities for disease-gene related products and services.
The first samples to be collected will involve such common cancers as lung, prostate, colon, breast and pancreas.

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

OUR SAMPLING AND COLLECTION PROCESS
We intend to sample disease populations throughout the world. We will use the data derived from our sampling to conduct comparative studies of disease-
predisposition genes across ethnic groups. Some genes will be found to be common for a disease among all of the people of the world, while other genes will be private to just one or two closely related ethnic groups. Practically, our sampling and collection process will involve multiple sampling operations on multiple continents. For instance, with respect to Caucasians, sampling would be conducted in the United States and Russia. If we were to find replication of a disease gene in the populations of both these countries that would be strong evidence that the disease association is real for Caucasians. Similarly, the same disease is sampled across multiple ethnicities such as African, Hispanic, and Asian. A disease gene appearing in more than one ethnic group may be more important in causing the disease than a gene which appears in only one ethnic group.

GENOTYPING
We will accomplish our analysis of individual SNPS, as previously defined under
"Our Research and Development Approach", through ultra-high throughput (UHT)
machines. Genotyping consists of two phases: screening, wherein a relatively small number of cases and controls are genotyped at a large number of SNPs, and validation, wherein a considerably larger number of cases and controls are genotyped at a small number of SNPs. The Orchid UHT machine we purchased and installed at DNAprint Genomics, for example, will accomplish validation genotyping.

DATA ANALYSIS
Our approach requires analysis of voluminous amounts of data which must be analyzed on an ongoing basis by powerful computers. At the present time we do not have computers that are powerful enough to analyze such voluminous amounts of data; however, we do have three laptop computers and one desktop computer that are capable of conducting an initial analysis which consists of examining one SNP at a time to determine the chances of having a particular disease based on an individual having a particular SNP. We plan on conducting this initial analysis and using the results to file provisional patent applications. We will furnish the data from our initial analysis to a computer company that has sufficiently powerful computers to analyze more than one SNP at a time and complete the analysis. We will investigate possible agreements with such computer companies as Sandia National Laboratories Corporation located in
Albuquerque, New Mexico which charges an hourly rental usage fee. Currently, we have no verbal or written agreement with Sandia National Laboratories
Corporation or any other computer company.

OUR REVENUE MODEL
To date we have earned only $6,410 of revenues. Our revenue model will be based upon licensing and/or collecting royalties from:
     o    Discovery of new drugs for common diseases;
     o    Use of existing drugs for new clinical indications; and
     o    Gene-based diagnostic tests.

Our licensing fees will be derived from our agreements with individual patients and their physicians. We will attempt to derive licensing fees also from pharmaceutical companies, large domestic and foreign health care systems, disease management companies, and pharmacy benefit management companies.

Currently, a patient can subscribe to our Clinical Outcomes Improvement
Program(tm) for $67 a month. We have twelve such agreements.

MARKETING
As a Next Generation Disease Management(tm) company, we have begun marketing our treatments to our patients directly. If and when we discover additional disease associated genes, we intend to market them to pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our marketing program will be implemented and directed by our Chairman of the Board/Chief Executive
Officer, Dr. Moskowitz, who will directly contact licensing and development officers of these type companies. In addition, we intend to enter into agreements with outside marketing consultants who will actively market our products to such companies. Outside consultants will be compensated on a commission basis, the specifics of which have not been determined.

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

Examples of our competition include:
     o    Applera Corporation which uses high-speed gene sequencers to discover genes, and the TaqMan Assay to score genotypes.

     o    United States, British, French, German and Japanese
          government-financed and sponsored institutes, universities, and not-for-profit entities that conduct research to identify genes.

     o    Research pharmaceutical companies such as Novartis, Merck and Glaxo
          Smith Kline, which generally employ "marker" polymorphisms intended to lie physically close to the disease-causing genes, in comparison to our molecular epidemiology approach employing polymorphisms which may be functional, rather than merely markers.

     o    Biotechnology companies such as Genome Therapeutics, Inc. and
          Millennium Pharmaceuticals.

We will attempt to overcome the competitive advantages of our competitors by attempting to accomplish the following:
     o    Attempt to capitalize on our core findings by identifying a class of
          SNPs that appear to cause most common diseases;

     o    Using comparatively inexpensive genotyping in which we can type a DNA sample at a single SNP for less cost than some of our competitors;

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

No government approval is required for the examination of human blood or DNA samples. We will purchase human blood products and DNA samples from blood collection companies. Because we will not be directly involved in the collection or shipment of human blood products, we are not required to obtain a Federal
Drug Administration registration or license regarding such activities.

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

CUSTOMER DEPENDENCY
Our customers consist of men and women using the drugs that are developed through our strategic relationships with pharmaceutical and other companies.
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
A Method to Put Off (Delay or       Application           December 31, 2001.
Prevent Altogether)Most Common      Number pending        Application and patent
Serious Diseases                                          pending.
--------------------------------------------------------------------------------

Trademarks Awarded by the U.S. Patent and Trademark Office:

Next Generation Disease Management(tm): using medical genomics to manage diseases better

Clinical Outcomes Improvement Network(tm): a network of physicians collaborating with GenoMed to deliver Next Generation Disease Management(tm)

Clinical Outcomes Improvement Program(tm): a program whereby a patient, their physician, and GenoMed collaborate to continuously try to improve the patient's health

SNPnet(tm): a set of SNPs used to "fish" for disease-associated genes, derived from comparative genomics

Disease GeneNet(tm): a set of SNPs derived from candidate genes for various diseases used to "fish" for disease-associated genes

HealthChip(tm): a set of disease-associated SNPs used to diagnose disease in a given patient

Our business and competitive position are dependent upon our ability to protect our proprietary technologies, processes, databases and information systems.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. We will rely on patent, trade secret and copyright law and nondisclosure and other contractual arrangements to protect such proprietary information. We will file patent applications for our proprietary methods and devices for novel patient treatments, disease-predisposition genes, discovery of biological pathways and drug screening for pharmaceutical product development.

There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information that such information will not be disclosed or that we can effectively protect our rights to unpatented trade secrets or other proprietary information.

GOVERNMENT APPROVAL REQUIREMENTS
As described above, the nature of our business requires approval of patents with the U.S. Patent and Trademark Office and the Federal Drug Administration. Apart
from these approvals, we are not aware of any government approval of our potential future products that are required.

RESEARCH AND DEVELOPMENT
During 2001, we spent $333,264 on our research and development. During 2002 and
2003, we spent no funds on research and development.

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

RESEARCH CAPITAL RELATED AGREEMENTS
From 2002 to present, we have completed the following agreements with Research
Capital, as detailed below in 1-4.

1. Consulting Agreement with Research Capital, LLC
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

2. Amended Consulting Agreement with Research Capital
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

3. Convertible Promissory Note Payable to Research Capital
On April 9, 2003 we converted $1,010,500 in advances and $67,081 of accrued interest into a convertible promissory note in the amount of $1,077,581. The note bears interest at 8% per annum and is due on January 1, 2005. The note may be converted into our common shares as follows: (a) The unpaid principal in whole or in part together with accrued interest shall at the option of the holder be converted into the class of our shares on the same terms and conditions applicable to any investors in a financing agreement. The holder may elect to negotiate separate terms and conditions however the unpaid balance will not be payable in cash, but convertible only into our shares. For the purposes of this calculation the aggregate value of our shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion. A financing agreement is defined as the receipt by us of a least
$1,500,000 of net cash proceeds from the sale of capital stock; (b)the unpaid principal in whole or in part together with accrued interest shall be converted into shares if we realize revenue of $1,500,000 during the period commencing
April 9, 2003 and ending on December 31, 2004. The price per share shall be determined as provided in c below. The unpaid balance will not be payable in cash but convertible only into our shares. For the purposes of this calculation the aggregate value of our shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion; and (c) if no financing agreement has occurred by December 31, 2004 and/or we have not realized the requirements of a and b above the holder may elect to convert the unpaid principal balance and accrued interest into the number of our common shares determined by dividing the unpaid balance by the average bid price of our common stock for the previous 30 trading days. The unpaid balance will not be payable in cash but convertible only into our shares.

4. Subscription Agreement with Research Capital
On October 15, 2003, Research Capital entered into a Subscription Agreement with us in which we offered to sell to Research Capital from November 1, 2003 to
October 1, 2004, our shares of restricted common stock at a 40% discount to the previous month's average closing bid price for an aggregate offering of
$500,000. Research Capital agrees to purchase a minimum of $10,000 of our shares each month for the duration of the agreement, representing a total guaranteed purchase of $120,000 of our shares.

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

STOCK OPTION AGREEMENTS
We entered into the following stock option agreements, as detailed in 1 - 3 below.

1. Stock Option Agreements with our Chief Executive Officer/Chairman of the
Board David Moskowitz
On March 18, 2002, we entered into an agreement with our Chairman of the Board,
Dr. David Moskowitz, in which we granted officer options to Dr. Moskowitz to purchase 37,500,000 shares of our common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6, 2002 for a period of ten years as to 12,500,000 options and after November 6, 2002 for a period of ten years as to 25,000,000 options. In addition, Dr. Moskowitz was granted a performance option to purchase up to 100,000,000 common shares for a period of ten years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to Dr. Moskowitz based upon the occurrence of any of the following "Triggering Events:" (a) Gross Profit
Triggering Event - Dr. Moskowitz will be entitled to receive one option to purchase one share of our common stock for every one cent of gross profit , up to a maximum of 100,000,000 shares of our common stock; or (b) Exchange
Triggering Event - Dr. Moskowitz will be entitled to receive an option to purchase up to 100,000,000 shares of our common stock if we become listed and quoted on the NASDAQ Small Cap or the NASDAQ National Market Systems Exchange;
or (c)Sale Triggering Event - Dr. Moskowitz will be entitled to receive an option to purchase up to 100,000,000 shares of common stock if we are purchased or acquired by a larger biotech firm for a minimum of $100,000,000 in value.

If no "Triggering Event" has occurred by November 9, 2006, we are not obligated to grant the performance option.

On February 22, 2002, we executed a Stock Option Agreement with our Chief
Executive Officer/Chairman of the Board David Moskowitz, which includes the following terms: (a) We grant to Dr. Moskowitz, the right and option to purchase an aggregate of 1,000,000 shares of our common stock at a price equal to six tenths of a cent ($0.006), which represents 20% of the three cents ($0.03)
public bid price of our shares of common stock on the date of the option; (b)
the option shall be exercisable as to 80,000 shares on March 1, 2002 and as to an additional 80,000 shares on the first day of each month thereafter until the end of February 2003, after which date it shall be exercisable as to all of the
1,000,000 shares (less any for which it has been exercised). The option shall be exercisable at any time and from time to time in whole or in part until the end of the day on a date three years from the date of the agreement, and upon the third anniversary of the agreement, the option shall terminate as to any shares which have not be then been purchased.

2. Stock Option Agreement with our Director, Richard Kranitz
On February 22, 2002, we executed a Stock Option Agreement with our Director,
Richard Kranitz, which includes the following terms: (a) We grant to Mr.
Kranitz, the right and option to purchase an aggregate of 1,000,000 shares of our common stock at a price equal to six tenths of a cent ($0.006), which represents 20% of the three cents ($0.03) public bid price of our shares of common stock on the date of the option; (b) The option shall be exercisable as to 80,000 shares on March 1, 2002 and as to an additional 80,000 shares on the first day of each month thereafter until the end of February 2003, after which date it shall be exercisable as to all of the 1,000,000 shares (less any for which it has been exercised). The option shall be exercisable at any time and from time to time in whole or in part until the end of the day on a date three years from the date of the agreement, and upon the third anniversary of the agreement, the option shall terminate as to any shares which have not be then been purchased.

3. Stock Option Agreement with our then Director, Peter C. Brooks
On February 22, 2002, we executed a Stock Option Agreement with our then
Director, Peter C. Brooks, which includes the following terms: (a) We grant to
Mr. Brooks, the right and option to purchase an aggregate of 1,000,000 shares of our common stock at a price equal to six tenths of a cent ($0.006), which represents 20% of the three cents ($0.03) public bid price of our shares of common stock on the date of the option; (b) the option shall be exercisable as to 80,000 shares on March 1, 2002 and as to an additional 80,000 shares on the first day of each month thereafter until the end of February 2003, after which date it shall be exercisable as to all of the 1,000,000 shares (less any for which it has been exercised). The option shall be exercisable at any time and from time to time in whole or in part until the end of the day on a date three years from the date of the agreement, and upon the third anniversary of the agreement, the option shall terminate as to any shares which have not then been purchased.

SCIENTIFIC ADVISORY BOARD AGREEMENTS
We entered into the following agreements with Scientific Advisory Board Members, as detailed in 1 - 6 below. All of the agreements can be cancelled by us or the
Advisory Board Member for any reason with 30 days' written notice.

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

5.Agreement with Serge Danilov
On December 11, 2002, we entered into a "Contract to Serve On GenoMed's
Scientific Advisory Board" with Serge Danilov in which Mr. Davilov is obligated to serve on our Scientific Advisory Board for a five year period in return for the option to purchase 100,000 shares of our common stock payable by us on each anniversary date from the date of our agreement with Serge Danilov.

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

FUNDING AGREEMENTS
During 2004, we completed funding agreements with Advanced Optics Electronics and Pierpoint Investments.

Stock Sale Agreement with Advanced Optics Electronics
We have a January 8, 2004 Stock Sale Agreement with Advanced Optics Electronics,
Inc., which provides that Advanced Optics will pay us the stock purchase price of $900,000 for restricted shares of our common stock, in accordance with the following formula: (a) the quantity of Seller's Securities to be transferred to the Purchaser shall be calculated as Q = $900,000/.75CP), where: (i) Q is the total quantity of Securities to be transferred by Seller to Purchaser (the
"Quantity); ii) $900,000 is the Purchase Price; iii) CP is Closing Price, namely the average bid price for the Seller's stock during the month prior to the
Closing; and iv) .75 is a multiplier to the Closing Price, effecting a twenty five percent (25%) discount because the shares are restricted from sale for a period of 12 months; (b) at Closing the Purchaser shall remit $300,000 to the
Seller and the Seller shall transfer one third (33.33%) of the Quantity of
(12-month restricted from sale) Common Stock to Purchaser, in the manner specified in this Agreement; (c) thirty (30) days following the date of Closing, the Purchaser shall remit an additional $300,000 to the Seller and the Seller shall transfer one third (33.33%) of the Quantity of shares of (12-month restricted from sale) Common Stock to Purchaser, in the manner specified in this agreement; and (d) Sixty (60) days following the date of Closing, the Purchaser shall remit a final $300,000 to the Seller and the Seller shall transfer the remaining one third (33.33%) of the Quantity of shares of (12-month restricted from sale) Common Stock to Purchaser.

In accordance with these terms, we received $300,000 each on January 8, 2004,
February 5, 2004, and March 9, 2004, for the sale of 33,364,230 shares of our restricted common stock to Advanced Optics. We issued these 33,364,230 shares, as follows: (a) 11,121,409 shares on January 9, 2004; (b) 11,121,411 shares on
February 6, 2004; and (c) 11,121,410 shares on March 11, 2004. In total we received $900,000 from Advanced Optics for the sale of 33,364,230 shares of our restricted common stock to that company.

Agreement with Pierpoint Investments SA
On or about March 2, 2004, we entered into a ten year letter of interest with
Pierpoint Investments whereby Pierpoint indicated interest in the purchase of
$500,000 and $2,000,000 of shares of our common stock per year at the 30 day average of the bid and ask price, less a 25% discount with warrants exercisable at the 30 day average bid and ask price less a 40% discount. During the first year the interests is to purchase $225,000 of common shares at $0.045 per share and an additional $275,000 of shares at the 30 day average bid and ask price less a 25% discount. By investing $225,000 Pierpoint will be eligible to receive
5,000,000 two years warrants exercisable at the 30 day average bid and ask price less a 50% discount. Should the initial $225,000 be received by us, an affiliate of Pierpoint will be eligible to purchase $250,000 of our shares of common stock at $0.045 per share and receive 5,555,556 two year warrants exercisable at 30 day the average bid and ask price less a 50% discount. By investing $500,000 in the first year, Pierpoint will be eligible for a total of 40,000,000 warrants, including the 5,000,000 discussed above. In accordance with the terms of the letter of interest, through April 5, 2004, we issued an aggregate of 3,071,114 shares of our common stock for cash totaling $138,200.

INVESTOR RELATIONS AGREEMENT
Agreement with E & E Communication
On February 6, 2004, we entered into an agreement with E & E Communications, a public and investor relations company, in which E & E Communications agreed to:
(a) assist in the preparation of our news releases and other public announcements; (b) "pitch" our stories to the media, including national, feature and trade press and develop story lines to make us attractive to the major media and financial community; and (c) prepare targeted materials for eh media and potential investors and assist in communications that emphasize the key strengths and competitive advantages of our management, business plan, and technologies. We agree to pay E & E Communications $2,000 a month in exchange for these services. The agreement can be cancelled by E & E Communications or us upon a thirty day notice.

PARTNERSHIP LICENSE AGREEMENT
Partnership Agreement with PhenoMed, Sdn Bhd
On September 5, 2003, we entered into an agreement with PhenoMed, Sdn Bhd, doing business as PhenoMed, a Malaysian corporation. This agreement provides that:
     o    PhenoMed will have the exclusive rights to offer our genomic medical technologies and disease management therapeutics to all customers in the Asia Pacific region, which broadly encompasses that portion of the globe  stretching from Western Samoa in the Pacific to Pakistan in the east, and from New Zealand in the south to Mongolia in the north;
     o    We will license to PhenoMed all necessary technology, know how, and processes  required for PhenoMed to implement our disease management program throughout the region, which involves our President/Chief
          Medical Officer, David Moskowitz to train PhenoMed disease management program-licensed physicians in the proper use of our disease management program;
     o    We and PhenoMed agree to share equally (50-50) in the net profits obtained from the licensing and sale of the disease management services and related services sold anywhere throughout the Asia -
          Pacific region;
     o    Genotyping services provided by us to PhenoMed will be priced at $0.50 per genotype;
     o    Any of PhenoMed's third party genotyping contracts will abide by the contracted royalty payment and transfer terms we have made with any of our genotyping subcontractors;
     o    PhenoMed will grant us 15% of the common equity in PhenoMed.

REPORTS TO SHAREHOLDERS
As a result of this Registration Statement, we will become subject to the information and reporting requirements of the Securities and Exchange Act of
1934. As a result, we will file periodic reports, proxy statements, and other information with the Securities and Exchange Commission.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
Reports and Other Information to Shareholders
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the
Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property
From March 1, 2001 to March 1, 2002, we occupied 1,200 square foot offices located on the grounds of the Central Institute for the Deaf at 4560 Clayton
Avenue, St. Louis, Missouri. Our offices were sufficient for our use. We leased our offices from the Central Institute for the Deaf. We had a verbal lease agreement with the Central Institute for the Deaf that provided for the following terms: (a) the lease was on a month-to-month basis; (b) we were obligated to pay monthly lease payments of $966; and(C)our lease was subject to a 45-day notice to vacate by the Central Institute for the Deaf.

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

Item 3. Legal Proceedings
We are subject to dispute and litigation in the ordinary course of our business.
None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 4. Submission of Matters to a Vote of Security Holders
None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
Market Information
Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter within the last two fiscal years. Our common stock is traded on the Pink Sheets under the symbol GMED. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

              2003          High          Low
        Fourth Quarter    $ 0.050      $ 0.026
        Third Quarter     $ 0.035      $ 0.020
        Second Quarter    $ 0.120      $ 0.007
        First Quarter     $ 0.015      $ 0.005

              2002          High          Low
        Fourth Quarter    $ 0.030      $ 0.009
        Third Quarter     $ 0.034      $ 0.019
        Second Quarter    $ 0.045      $ 0.016
        First Quarter     $ 0.100      $ 0.030

The source of the above data is http:aolsvc.pf.aol.com/us/portfolios/chartdata.

No regular trading market exists for our common stock and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resales.
Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Common Stock. We are authorized to issue 1,000,000,000 shares of common stock at
$.01 par value. As of December 31, 2004, there were 125,691,027 shares of our common stock outstanding. As of March 18 , 2004, there were 187,716,591 shares of common stock outstanding held of record by 605 stockholders.

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

OPTIONS
We have 48,234,831 options outstanding.

SHARES ELIGIBLE FOR FUTURE SALE UNDER RULE 144
As of March 18, 2004, there are 175,216,591 shares of our common stock held by non-affiliates and 12,500,000 shares of our common stock held by one affiliate.

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

HOLDERS
As of March 18, 2004, we had 605 holders of record of our common stock. We have one class of common stock outstanding.

Penny Stock Considerations.
Our shares are "penny stocks" as that term is generally defined in the
Securities Exchange Act of 1934 as equity securities with a price of less than
$5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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
     o    Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
     o    Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our stock, which may affect the ability of shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends.
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

Securities Authorized for Issuance under Equity Compensation Plans.
Not applicable.

Recent Sales of Unregistered Securities.

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

On May 27, 2003, we sold 1,666,667 shares of our common stock at $0.015 per share or an aggregate of $25,000 to Robert B. Smith

On May 27, 2003, we issued 116,667 shares of our common stock at par value or an aggregate of $117 to Joe Young in exchange for finder services that Mr. Young rendered to us.

On July 14, 2003, we sold 187,500 shares of our common stock at $0.008 per share or an aggregate of $1,500 to Kent Boyer.

On July 14, 2003, we issued 145,000 shares of our common stock at $0.03 per share or an aggregate of $4,350 to Kent Boyer in exchange for services that Mr.
Boyer rendered to us.

On July 14, 2003, we issued 40,000 shares of our common stock at $0.03 per share or an aggregate of $1,200 to David Pollack in exchange for services that Mr.
Pollack rendered to us.

On October 8, 2003, we issued 91,000 shares of our common stock at $0.02 per share or an aggregate of $1,820 to Joe Young in exchange for services that Mr.
Young rendered to us.

On October 8, 2003, we sold 1,300,000 shares of our common stock at $0.019 per share or an aggregate of $25,000 to Robert Smith.

On November 12, 2003, we sold 532,481 shares of our common stock at $0.0188 per share or an aggregate of $10,000 to Research Capital.

On December 3, 2003, we sold 532,481 shares of our common stock at $0.0188 per share or an aggregate of $10,000 to Research Capital.

On January 8, 2004, we sold 4,703,633 shares of our common stock at $0.0213 per share or an aggregate of $100,000 to Research Capital

On January 9, 2004, we sold 11,121,409 shares of our common stock to Advanced
Optics Electronics at $0.027 per share or an aggregate of $300,000.

On January 23, 2004, we issued 1,000,000 shares of our common stock to Peter
Brooks in connection with his exercise of options granted to him. The options were exercised at $0.006 per share or an aggregate of $6,000.

On February 5, 2004, we issued 6,679,435 shares of our common stock to Research
Capital for debt conversion of $180,657.

On February 5, 2004, we issued 100,000 shares of our common stock to Scott
Williams in connection with his exercise of options granted to him. The options were exercised at $0.025 per share or an aggregate of $2,500.

On February 6, 2004, we sold 11,121,411 shares of our common stock to Advanced
Optics Electronics at $0.027 per share or an aggregate of $300,000.

On February 9, 2004, we issued 769,231 shares of our common stock to Keith Boyer in connection with his exercise of 769,231 warrants at an exercise price of
$0.05 or an aggregate exercise price of $38,461.

On March 8, 2004, in connection with our agreement with Pierpoint Investments, we sold 833,333 shares of our common stock to Robin Carr at $0.045 per share or an aggregate of $37,500.

On March 10, 2004, we sold 11,121,410 shares of our common stock to Advanced
Optics Electronics at $0.027 per share or an aggregate of $300,000.

On March 11, 2004, in connection with our agreement with Pierpoint Investments, we sold 411,112 shares of our common stock to N. Shah at $0.045 per share or an aggregate of $18,500.

On March 11, 2004, in connection with our agreement with Pierpoint Investments, we sold 411,112 shares of our common stock to A. Desch at $0.045 per share or an aggregate of $18,500.

On March 11, 2004, in connection with our agreement with Pierpoint Investments, we sold 204,445 shares of our common stock to L. Fitzpatrick at $0.045 per share or an aggregate of $9,200.

On March 12, 2004, we sold 6,012,658 shares of our common stock at $0.0632 per share or an aggregate of $380,000 to Research Capital.

On March 18, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to L. Fitzpatrick at $0.045 per share or an aggregate of $9,000.

On March 18, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to I. Patel at $0.045 per share or an aggregate of $9,000.

On March 18, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to D. Limmer at $0.045 per share or an aggregate of $9,000.

On March 18, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to Weighill Builders at $0.045 per share or an aggregate of $9,000.

On March 18, 2004, in connection with our agreement with Pierpoint Investments, we sold 111,112 shares of our common stock to R. Shah at $0.045 per share or an aggregate of $5,000.

On March 18, 2004, in connection with our agreement with Pierpoint Investments, we sold 150,000 shares of our common stock to L. Peterman at $0.045 per share or an aggregate of $6,750.

On March 18, 2004, in connection with our agreement with Pierpoint Investments, we sold 150,000 shares of our common stock to M. Paerse at $0.045 per share or an aggregate of $6,750.

On March 18, 2004, we issued 6,058,560 shares of common stock to Research
Capital for debt conversion of $153,081.

As to the above sales and issuances, we relied upon Section 4(2) of the
Securities Act of 1933, as amended for the above issuances. None of these issuance involved underwriters, underwriting discounts or commissions or any public offer in the United States. We placed restrictive legends on all certificates issued. We believed that Section 4(2) were available because:
     o    We are an operational company and not a blank check company;
     o    Sales were not made by general solicitation or advertising;
     o    The sales did not involve a public offering;
     o    Sales were made only to an accredited investor or investor who represented that he or she was a sophisticated enough investor to evaluate the risks of the investment;
     o    We placed legends on the certificates stating that the securities were not registered under the Securities Act of 19933 and set forth the restrictions on their transferability and sale.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
of Operation.

Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this plan of operations, GenoMed, Inc. is referred to herein as
"we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should,"
"anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, which are more fully discussed in our periodic filings which are available for review at www.sec.gov: (a) during 2003, our Plan of Operations during 2003 was substantially delayed due to lack of financing; (b) if we are not awarded patents or licenses, we will never market potential products and our potential revenues will be negatively affected; (c) our business may be adversely affected by regulatory costs which would negatively affect our potential profitability;
(d) because our genomics method of gene identification is a relatively new gene identification method, the public or prospective strategic partners may not accept it as an acceptable gene identification method, which would negatively affect our operations and potential revenues; (e) our competitors may develop and respond to gene procedures and products before us due to their superior financial and technical resources and superior technologies; (f) we may be subject to medical or product liability claims that will negatively affect our potential profitability and may lead to losses; (g) because we will lack control over the outsourcing of sample collection, genotyping and data analysis, our quality control and brand name reputation may be negatively affected; (h) if we fail to recruit test patients for our clinical trials, our development of potential products will be delayed which would negatively affect our potential revenues; (i) if our strategic partners fail to obtain Federal Drug
Administration approval, our costs may increase and our revenues may decrease;
(j) our entire business plan is dependent upon forming strategic alliances or acquisitions or partnership alliances with others for which there are no assurances, and if we fail to do so we will never generate any revenues; (k) if we fail to abide by the terms of our acquisition agreement in which we acquired
Genomic Medicine, LLC, the acquisition could be rescinded and we would have no business or ability to generate revenues; (l) if we fail to conduct adequate due diligence regarding our strategic alliances or acquisitions and partnership alliances, we will be subject to increased costs and operational difficulties;
(m) our management decisions are made by our President/Chief Executive
Officer/Chairman of the Board/ Chief Medical Officer, Dr. David Moskowitz and if
we lose his services, our operations will be negatively impacted; (n) we have issued a substantial amount of our common stock in connection with funding that we obtained, which substantially dilutes the value of your shares; and (o) we have a substantial amount of options outstanding, which if exercised, will result in the issuance of shares of our common stock, which will substantially dilute the value of your shares.

PLAN OF OPERATIONS:
We plan on funding the following estimated expenses totaling $1,403,907 over the next year from the funding that we have received from Advanced Optics and
Pierpoint Investments and from revenues, if any that we generate.

                                    Annual
Type Expenditures              Estimated Amount
-------------------           ------------------
Salaries                         $   328,907*
-------------------           ------------------
Operating Expenses**             $   125,000
-------------------           ------------------
Genotyping                       $   800,000
-------------------           ------------------
Sample
Collection                       $   100,000
-------------------           ------------------
Marketing                        $    50,000
-------------------           ------------------
Total                            $ 1,403,907
                              ==================

*Salaries include: (a) $183,907 for our Chief Executive Officer, David
Moskowitz, which represents a base salary of $135,000 plus deferred salary of
$146,720 from the period November 1, 2002 through December 31, 2003, of which one-third or $48,907 is to be paid in cash in 2004, one-third or $48,907 is to be paid in cash in 2005, and the balance of $48,907 is to be paid in shares of our common stock priced at a 25% discount from the average closing price of the period of salary deferral November 1, 2002 through December 31, 2003; and (b)
$60,000 annual salary and $15,000 of benefits for a Chief Financial Officer, who has yet to be hired; and (c) $60,000 annual salary and $10,000 of benefits for a
Chief Technical Officer, who has yet to be hired.

** Operating Expenses include office rent, utilities, and legal and accounting expenses.

We intend to satisfy these estimated total expenditures of $1,403,907 for our
Plan of Operations through our cash as of April 16, 2004 of $1,498,690 and revenues or a private placement of our equity Securities.

If we have additional expenses that exceed our estimates and we have insufficient funds at the time or we are unable to obtain sufficient financing, then we will be unable to conduct our Plan of Operations, which may negatively impact development of our brand name and reputation. In the event that we do not obtain adequate financing we may have to liquidate our business and undertake any or all of the following actions:
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

February 2002
Orchid BioSciences, Inc. installed our UHT SNP-stream genotyping system at
DNAPrint Genomics, Inc., a company with one year's experience using the Orchid genotyping platform.

Personnel with DNAPrint Genomics began training on SNP stream-UHT system equipment. DNAPrint Genomics personnel have been trained by Orchid BioSciences to operate the new system. In return for hosting the machine, we are allowing
DNAPrint Genomics to use our UHT SNP-stream machine for DNAPrint's genotyping needs during times when the machine would otherwise be idle.

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

     From Pharmacogenomics to Improved Patient Outcomes: Angiotensin
     I-Converting Enzyme as an Example

     Is Angiotensin I-Converting Enzyme a "Master" Disease Gene?

     Is "Somatic" Angiotensin I-Converting Enzyme a Mechanosensor?

September 2002
In September 2002, we published an article in Diabetes Technology; Therapeutics, demonstrating our efforts to prevent end-stage kidney disease in diabetes and hypertension. We also published case reports showing better outcomes than with conventional treatment for emphysema and peripheral vascular disease or poor circulation.

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

We announced a clinical trial using inhibitors of angiotensin II against all neurodegenerative diseases, including common ones such as Alzheimer's disease,
Parkinson's disease, and rare ones like amyotrophic lateral sclerosis, which is known as "Lou Gehrig's disease", and spinal muscular atrophy.

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

August 2003
We acquired 10,000 more promoter SNPs for our Disease GeneNet(tm) from Sequence
Sciences, LLC. This brought the number of promoter SNPs to 23,000 that we have to interrogate each disease.

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

October 2003
We announced that we have partnered with PhenoMed, a development stage disease management and medical pharmaceutical company based in Kuala Lumpur, Malaysia, to expand GenoMed's Next Generation Disease Management(tm) services into Asia.

January 2004
We launched a free clinical trial available to anybody with the common cold. We have accumulated clinical evidence that blocking the major product of ACE, which is a small eight amino acid hormone named angitensin II, can decrease inflammation in a number of diseases, including viral disease.

We entered into a stock sale agreement with Advanced Optics Electronics, in which Advanced Optics agreed to purchase a total of $900,000 of our shares of common stock at a discount of 25% from the average closing bid price of our common stock for the month of December 2003. In accordance with the agreement terms, we issued 33,364,230 of our common stock to Advanced Optics during the period from January 2004 to March 2004.

During January 2004 and March 2004, Research Capital purchased an aggregate of
10,716,327 shares of our common stock for cash totaling $480,000 and also forgave $1,000,000 of the note payable discussed in Note 4 to our 2003 year end financial statements. In addition, $153,081 in accrued interest and $180,657 in other advances were converted into 12,737,995 shares of our common stock.

February 2004
We announced we launched a web-based course on genomics for practicing physicians. This course is aimed at 650,000 physicians who require continuing medical education credits to keep their medical license active. The course is worth 50 hours of such credit.

We announced that our treatment approach to viruses, which tones down the host's immune response rather than trying to kill the virus, should be effective against the bird flu.

March 2004
We joined the Leadership Circle of St. Louis Regional Commerce and Growth
Association, which serves as the Chamber of Commerce and Economic Development
Organization the a 12-county, bi-state region.

We executed an agreement with Pierpoint Investissements SA, a Swiss-based venture capital group that is registered in the British Virgin Islands, which provides for minimum funding of $500,000 and a maximum of $2,000,000 annually for up to 10 years.

The United States Patent and Trademark Office awarded us two the following two trademarks for use in our marketing: (a) "Next Generation Disease Management";
and (b) "Clinical Outcomes Improvement Program."

OUR PLAN OF OPERATIONS
Our Plan of Operations over the next twelve months will focus on common cancers such as lung, prostate, colon, breast and pancreas. We will conduct screening genotyping, followed by validation genotyping. In addition, our Plan of
Operations includes the following:

Market to Health Care Plans
We will contact health care plans for the purpose of establishing agreements with these companies to provide our patent-pending cost-saving medical treatments. We do not yet have such an agreement in place.

Data Analysis
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

Patent Writing
As in every aspect of this project, high throughput patent application is required. A template patent application has been prepared by our Chairman of the
Board and Chief Medical Officer, Dr. David Moskowitz. As data becomes available, it will be incorporated into the existing template patent application.

Marketing IP
We will attempt to recruit personnel with research pharmaceutical and healthcare industry experience to market our disease-gene associations to the research pharmaceutical industry and our cost-saving treatments to the healthcare industry.

Chief Financial Officer
During approximately May 2004, we plan to hire a Chief Financial Officer that will direct our financial operations.

Chief Technical Officer
During approximately June 2004, we plan to hire a Chief Technical Officer that will:
     o    be responsible for the Bioinformatics of our operations, which is the science of developing computer databases and algorithms to facilitate and expedite our genomics research,
     o    perform DNA extraction from whole blood;
     o    supervise shipment of samples and SNPs to our genotyping partner;
     o    receive data from our genotyping partner and assist with data analysis; and
     o    assist with writing patents.

Liquidity and Capital Resources
Cash at December 31, 2003 amounted to $11,469. Cash at April 16, 2004 amounted to $1,498,690. We have experienced significant losses from our operations. For the period ended December 31, 2003, we incurred a net loss of $1,299,347. For the period from our inception of January 3, 2001 to December 31, 2003, we incurred a net loss of $3,397,429.

Item 7. Financial Statements

                                 GenoMed, Inc.
                         (A Development Stage Company)
                        Consolidated Financial Statements
                               December 31, 2003

                                                                        Page
                                                                    -----------
Independent Auditors' Report - Stark Winter Schenkein & Co., LLP       F-1
Consolidated Balance Sheet - December 31, 2003                         F-2
Consolidated Statements of Operations
  For the Period From Inception (January 3, 2001)
  to December 31, 2003, the Year Ended December 31, 2003
  and the Period From Inception (January 3, 2001)
  to December 31, 2002                                                 F-3
Consolidated Statement of Stockholders' (Deficit)
  For the Period From Inception (January 3, 2001)
  to December 31, 2003                                                 F-4
Consolidated Statement of Cash Flows
  For the Period From Inception (January 3, 2001)
  to December 31, 2003, the Year Ended December 31, 2003
  and the Period From Inception (January 3, 2001) to
  December 31, 2002                                                    F-5
Notes to Consolidated Financial Statements                          F-6 to F-16

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
GenoMed, Inc.

We have audited the accompanying consolidated balance sheet of GenoMed, Inc. (A
Development Stage Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002, and the period from inception (January 3,
2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenoMed, Inc. (A
Development Stage Company) as of December 31, 2003, and results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and the period from inception (January 3, 2001) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of
America.

/s/Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 5, 2004

                                      F-1

                                 GenoMed, Inc.
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                               December 31, 2003

Assets
Current assets:
   Cash                                                           $    11,469

Property and equipment, net                                           144,278
                                                                  -----------
                                                                  $   155,747
                                                                  ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                               $    47,322
   Accounts payable and accrued expenses - affiliates                 448,900
   Note payable - affiliate                                         1,077,581
                                                                  -----------
     Total current liabilities                                      1,573,803
                                                                  -----------

Stockholders' (deficit):
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      125,691,027 shares issued and outstanding                       125,691
   Paid in capital                                                  1,838,682
   Subscribed common shares                                            15,000
  (Deficit) accumulated during the development stage               (3,397,429)
                                                                   (1,418,056)
                                                                  -----------
                                                                  $   155,747
                                                                  ===========

      See the accompanying notes to the consolidated financial statements.
                                      F-2

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   The Years Ended December 31, 2003 and 2002
      and the Period From Inception (January 3, 2001) to December 31, 2003

                                                   Year Ended     Year Ended    Inception to
                                                  December 31,   December 31,   December 31,
                                                      2003           2002           2003
                                                  ------------   ------------   ------------

Revenue                                           $      6,410   $          -   $      6,410
                                                  ------------   ------------   ------------
Operating expenses:
   Research and development                                  -              -        333,264
   Selling, general and administrative expenses      1,219,757      1,511,421      2,910,510
                                                  ------------   ------------   ------------
                                                     1,219,757      1,511,421      3,243,774
                                                  ------------   ------------   ------------
(Loss) from operations                              (1,213,347)    (1,511,421)    (3,237,364)
                                                  ------------   ------------   ------------
Other expense:
  Impairment of web site                                     -          6,939          6,939
  Interest                                              86,000         63,126        153,126
                                                  ------------   ------------   ------------
                                                        86,000         70,065        160,065
                                                  ------------   ------------   ------------
Net (loss)                                        $ (1,299,347)  $ (1,581,486)  $ (3,397,429)
                                                  ============   ============   ============

Per share information - basic and fully diluted:
  Weighted average shares outstanding              122,830,727    120,310,000    249,538,105
                                                  ============   ============   ============
  Net (loss) per share                            $      (0.01)  $      (0.01)  $      (0.01)
                                                  ============   ============   ============

      See the accompanying notes to the consolidated financial statements.
                                      F-3

                                  GenoMed, Inc.
                          (A Development Stage Company)
               Consolidated Statement of Stockholders' (Deficit)
      For the Period From Inception (January 3, 2001) to December 31, 2003

                                                                                 (Deficit)
                                                                                Accumulated
                                                        Additional  Subscribed   During the
                                     Common Stock         Paid in     Common    Development
                                  Shares      Amount      Capital     Shares       Stage         Total
                                -----------  ---------  ----------  ----------  -----------  ------------
Beginning balance                         -  $       -  $        -  $        -  $         -           $ -

Common shares issued for cash
  at $.00002 per share during
  January 2001                  500,000,000     10,000           -           -            -        10,000
Common shares issued for
  services at $.00002 per
  share during March 2001       103,810,000      2,076           -           -            -         2,076
Contribution to capital                   -          -         500           -            -           500

Return of common shares in
  November 2001                (500,000,000)         -           -           -            -             -

Common shares issued for the
  acquisition of subsidiary
  at $.005 per share during
  November 2001                  12,500,000     12,500      50,000           -            -        62,500
Unissued common shares
  related to the acquisition
  of subsidiary at $.005 per
  share during November 2001              -          -           -     187,500            -       187,500
Stock compensation for
  unissued shares earned by
  consultant                              -          -           -      40,000            -        40,000
Reclassification of paid in
  capital to adjust par value
  of common shares                        -     50,500     (50,500)          -            -             -
Net (loss) for the period                 -          -           -           -     (516,596)     (516,596)
                                -----------  ---------  ----------  ----------  -----------  ------------
Balance at December 31, 2001
  (Restated)                    116,310,000     75,076           -     227,500     (516,596)     (214,020)

Stock options issued to
  settle employment contract              -          -     144,000           -            -       144,000
Stock options issued for
  services                                -          -     351,000           -            -       351,000
Issuance of shares
  subscribed for                  4,000,000      4,000     236,000     (40,000)           -       200,000
Contribution of value of
  unissued shares related to
  acquisition                             -          -     187,500    (187,500)           -             -
Reclassification of amount
  due to shareholder                      -          -     (46,023)          -            -       (46,023)
Reclassification of paid
  in capital                              -     41,234     (41,234)          -            -             -
Stock compensation for
  unissued shares earned by
  advisory board                          -          -           -       3,000            -         3,000
Unissued shares due pursuant
  to private placement for
  cash at $.013 per share                 -          -           -      10,000            -        10,000
Net (loss) for the year                   -          -           -           -   (1,581,486)   (1,581,486)
                                -----------  ---------  ----------  ----------  -----------  ------------
Balance at December 31, 2002    120,310,000    120,310     831,243      13,000   (2,098,082)   (1,133,529)

Stock compensation for
  unissued shares earned by
  advisory board                          -          -           -      12,000            -        12,000
Issuance of subscribed shares       769,231        769       9,231     (10,000)           -             -
Value of variable price
  stock options                           -          -     912,000           -            -       912,000
Common shares issued for cash
  at $.01 per share                 187,500        188       1,312           -            -         1,500
Common shares issued for cash
  at $.015 per share              1,666,667      1,667      23,333           -            -        25,000
Common shares issued for cash
  at $.02 per share               2,364,962      2,365      42,635           -            -        45,000
Discount on shares issued
  to affiliate                            -          -      11,950           -            -        11,950
Common shares issued
  as commission                     116,667        116        (116)          -            -             -
Common shares issued for
  services at $.02 per share         91,000         91       1,729           -            -         1,820
Common shares issued for
  services at $.03 per share        185,000        185       5,365           -            -         5,550
Net (loss) for the year                   -          -           -           -   (1,299,347)   (1,299,347)
                                -----------  ---------  ----------  ----------  -----------  ------------
Balance at December 31, 2003    125,691,027  $ 125,691  $1,838,682  $   15,000  $(3,397,429) $ (1,418,056)
                                ===========  =========  ==========  ==========  ===========  ============

      See the accompanying notes to the consolidated financial statements.
                                      F-4

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   The Years Ended December 31, 2003 and 2002
      and the Period From Inception (January 3, 2001) to December 31, 2003

                                               Year Ended      Year Ended     Inception to
                                              December 31,    December 31,    December 31,
                                                  2003            2002            2003
                                              ------------    ------------    ------------
Cash flows from operating activities:
Net (loss)                                    $ (1,299,347)   $ (1,581,486)   $ (3,397,429)
 Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
 Depreciation and amortization                      28,893          29,022          59,037
 Common stock issued for compensation and
  other non cash items                             943,320         651,977       1,887,373
 Impairment of web site                                  -           6,939           6,939
 Increase (decrease) in other current
  assets                                                 -           4,217               -
 Increase (decrease) in accounts payable            (3,410)         37,921          47,322
 Increase in accounts payable and accrued
  expenses - affiliates                            257,482         168,549         515,481
                                              ------------    ------------    ------------
Net cash (used in) operating activities            (73,062)       (682,861)       (881,277)
                                              ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                     -        (200,000)       (202,254)
  Investment in intangible asset - web site              -               -          (8,000)
                                              ------------    ------------    ------------
Net cash (used in) investing activities                  -        (200,000)       (210,254)
                                              ------------    ------------    ------------

Cash flows from financing activities:
  Increase in advances payable - affiliates              -         636,000       1,011,000
  Increase in advances payable                           -         (20,000)              -
  Contribution to capital                                -               -             500
  Proceeds from stock issuance                      71,500          10,000          91,500
                                              ------------    ------------    ------------

Net cash provided by financing activities           71,500         626,000       1,103,000
                                              ------------    ------------    ------------

Net increase (decrease) in cash                     (1,562)       (256,861)         11,469

Beginning - cash balance                            13,031         269,892               -
                                              ------------    ------------    ------------
Ending - cash balance                         $     11,469    $     13,031    $     11,469
                                              ============    ============    ============

Supplemental cash flow information:
  Cash paid for income taxes                  $          -    $          -    $          -
                                              ============    ============    ============
  Cash paid for interest                      $          -    $          -    $          -
                                              ============    ============    ============
Non cash investing and financing activities:
   Return of common shares for
     no consideration                         $          -    $          -    $          -
                                              ============    ============    ============
   Contribution of value of unissued
     shares to capital                        $          -    $    187,500    $    187,500
                                              ============    ============    ============

      See the accompanying notes to the consolidated financial statements.
                                      F-5

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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
00-18144-BKC-AJC So. Dist. Fla.) in which the debtors and shareholders of
e-Miracle Network, Inc. were issued shares of the Company's common stock and the other 12 commonly owned companies. The Company had no revenue generating operations and incurred only general and administrative expenses associated with the development of a business plan. During October 2001 the Company changed its name to GenoMed, Inc. The Company is in the development stage and its intent is to conduct business as a biotechnology company. Prior to its decision to conduct business in the biotechnology industry the Company had no defined business activities. The Company has chosen December 31 as a year-end and had no significant revenue generating activity from inception to December 31, 2003.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

                                            Years
                  Equipment                   7

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150,
"Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further,
SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15,
2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 has not had a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation
Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 has not had a material effect on the financial statements.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based
Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by
SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.
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
Early application is permitted. The adoption of SFAS 146 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

Note 2. ACQUISITION

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

         Cash                                        $      6,529
         Other current assets                               1,212
         Current liabilities                              (88,929)
         Purchased research and development               331,188
                                                     ------------
                                                     $    250,000
                                                     ============

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

                  Net sales                          $          -
                  Net (loss)                         $   (617,784)
                                                     ============
                  Net (loss) per share: -
                    Basic and fully diluted          $       (.00)
                                                     ============

The agreement was amended in March 2002 to reduce the purchase price to require the issuance of 12,500,000 shares of common stock and the payment of $46,023 to effect the acquisition (see Note 6). The reduction of the purchase price has been recorded as a capital contribution at the date of the amendment.

In addition, pursuant to the terms of the agreement the Company was required to provide working capital aggregating $1,000,000 to LLC. The Company has arranged for loans to provide this working capital (see Note 4).

Note 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

           Furniture and equipment                    $   202,254
           Less: accumulated depreciation                  57,976
                                                      -----------
                                                      $   144,278
                                                      ===========

Depreciation expense charged to operations was $28,893 in 2003 and $29,022 in
2002.

Note 4. ADVANCES PAYABLE - AFFILIATE

At December 31, 2003 the Company had outstanding advances aggregating
$1,000,000, which has been advanced to LLC, payable to an affiliated entity by virtue of stock ownership in the Company (see Note 2). These advances are due on demand. Interest of 8% per annum aggregating $86,000 and $63,081 has been accrued on these advances during 2003 and 2002 and is included in accounts payable and accrued expenses - affiliates at December 31, 2003.

On April 9, 2003 the Company converted these advances and $77,581 of accrued interest (see Note 8) into a convertible promissory note in the amount of
$1,077,581. The note bears interest at 8% per annum and is due on January 1,
2005. The note may be converted into common shares of the Company as follows:
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

Note 5. STOCKHOLDERS' (DEFICIT)

Common Stock

At inception, the Company issued 500,000,000 shares of its common stock to its president for cash aggregating $10,000.

During the periods covered by these financial statements the Company issued shares of common stock for cash and non cash consideration, without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the cash sales and other penalties if such exemptions were found not to apply and this could have a material negative impact on the
Company. To date the Company is unaware of any violations.

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

During November 2001 the Company issued 12,500,000 shares of common stock valued at $62,500 and agreed to issue 37,500,000 shares of common stock valued at
$187,500 in exchange for the membership interest of LLC (see Notes 2 and 6).

Pursuant to the terms of a consulting contract the Company recorded a stock subscription of $40,000 (see Note 6) at December 31, 2001.

During December 2002 the Company agreed to issue 769,231 shares of its common stock pursuant to a private placement for cash received aggregating $10,000.
These shares were issued in March 2003.

During the year ended December 31, 2003 the Company issued shares of common stock for cash aggregating $71,500 as follows:

         During March 2003: 187,500 shares for $1,500
         During May 2003: 1,666,667 shares for $25,000
         During November 2003: 1,832,481 shares for $35,000
         During December 2003: 532,481 shares for $10,000

The shares issued in November and December included 1,064,962 shares issued to the affiliate described in Note 5. These shares have been issued at a discount to the fair market value of the shares of $11,950, which has been charged to operations during the year.

During May through December 2003 the Company issued 392,667 shares of common stock for services and commissions. The fair market value of the shares issued for services of $7,370 has been charged to operations during the year.

Stock-based Compensation

During the year ended December 31, 2003 and 2002 the Company issued options to purchase shares of common stock to two officers and certain other employees and consultants. Compensation costs related to these options charged to operations aggregated $912,000 and $495,000 during 2003 and 2002.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December
31 2002: expected life of options of 2 to 10 years, expected volatility of .344, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December
31, 2002 approximated $.01 per option. These results may not be representative of those to be expected in future years. The pro-forma results of operations for
2003 are not materially different than the historical results of operations.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                                                        2002
                                                     ------------
Net (loss)
            As reported                              $(1,581,486)
            Proforma                                 $(1,692,486)
Basic and diluted (loss) per share
            As reported                              $  (.01)
            Proforma                                 $  (.01)

A summary of stock option activity is as follows:

                                               Weighted     Weighted
                                    Number      average      average
                                        of     exercise         fair
                                    shares        price        value
                                ----------     --------     --------
  Balance at
    December 31, 2001                    -
  Granted                       47,278,100        $.003        $.040
  Exercised                              -            -            -
  Forfeited                              -            -            -
                                ----------     --------     --------
  Balance at
    December 31, 2002           47,278,100        $.003        .040
  Granted                          956,731        $.050        .010
  Exercised                              -            -            -
  Forfeited                              -            -            -
                                ----------     --------     --------
  Balance at
    December 31, 2003           48,234,831        $.004        $.040
                                ==========     ========     ========

The following table summarizes information about stock options at December 31,
2003:

                        Outstanding                            Exercisable
   ------------------------------------------------      -----------------------
                  Weighted      Weighted   Weighted
                   Average       Average    Average
   Exercise         Number   Contractual   Exercise            Number   Exercise
     Prices    Outstanding          Life      Price       Exercisable      Price
   --------    -----------   -----------   --------       -----------   --------

     $0.002     37,500,000    8.50 years     $0.002        37,500,000     $0.002
     $0.006      6,000,000    8.75 years     $0.006         6,000,000     $0.006
     $0.006      3,000,000    1.00 years     $0.006         3,000,000     $0.006
     $0.010        500,000    1.00 years     $0.010           500,000     $0.010
     $0.030        278,100    1.00 years     $0.030           278,100     $0.030
     $0.050        956,731    1.00 years     $0.050           956,731     $0.050
              ------------                                -----------
                48,234,831                                 48,234,831
              ============                                ===========

Note 6. COMMITMENTS

During August 2001 the Company entered into a five-year employment contract with an officer. The contract calls for annual salary payments of $135,000 per year.
At December 31, 2003 the Company accrued $146,720 related to unpaid salary due to this officer (see Note 8).

During November 2001 the Company entered into a five-year employment contract with an officer effective on January 1, 2002. The contract called for annual salary payments of $125,000. In addition, the officer was entitled to receive
5,000,000 shares of common stock payable at the end of each year of his employment pursuant to the agreement. During October 2002 the Company and the employee agreed to terminate the employment agreement. In exchange for terminating the agreement the employee received options to purchase 6,000,000 shares of the Company's common stock at 20% of the closing price of the
Company's common stock on October 25, 2002. The Company charged the fair market value of the options of $144,000 to operations during 2002.

During November 2001 the Company entered into a one year consulting agreement with Research Capital, which is automatically renewable for one year if not cancelled by either party. Pursuant to the agreement the consultant agreed to provide financial and public relations services to the Company and to provide
$1,000,000 in working capital (see Notes 2 and 4). In addition, the consultant agreed to assist the Company in raising $5,000,000 through a private placement.
As consideration for the services the consultant agreed to accept $20,000 per month payable in common shares of the Company. During February 2002 the consultant agreed to accept 4,000,000 shares of the company's common stock as payment in full for the consulting services. The shares issued were valued at their fair market value of $.06 per share. The Company has recorded charges to operations of $40,000 and $200,000 for the services provided in 2001 and 2002.
In addition, through December 31, 2003 this consultant had provided $1,180,657 in working capital loans (see Note 9). This agreement was not renewed. During
October 2003 the Company granted this entity the right to purchase $500,000 in common stock through October 1, 2004 at a 40% discount from market price see
Notes 6 and 9). During November and December 2003 this entity purchased an aggregate of 1,064,962 common shares for $20,000.

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

During 2003 and 2002 the Company charged an aggregate of $12,000 and $3,000 to operations related to the 600,000 common shares due for the year, which remain unissued at December 31, 2003. The shares were valued at their fair market value.

During March 2002 the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6,
2002 for a period of 10 years as to 12,500,000 options and after November 6,
2002 for a period of 10 years as to 25,000,000 options. During 2003 and 2002 the
Company charged an aggregate of $900,000 and $300,000 to operations related to these options.

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

On September 5, 2003, the Company entered into an agreement with PhenoMed, Sdn
BHd (a development stage company with no significant assets, liabilities or operations), doing business as PhenoMed, a Malaysian corporation. This agreement provides that:
     o    PhenoMed will have the exclusive rights to offer the Company's genomic medical technologies and disease management therapeutics to customers in the Asia Pacific region;
     o    The Company will license to PhenoMed all necessary technology, know how, and processes required for PhenoMed to implement the Company's disease management program throughout the region;
     o    The Company and PhenoMed agree to share equally (50-50) in the net profits obtained from the licensing and sale of the disease management services and related services sold anywhere throughout the Asia -
          Pacific region;
     o    Genotyping services provided by the Company to PhenoMed will be priced at $0.50 per genotype;
     o    Any of PhenoMed third party genotyping contracts will abide by the contracted royalty payment and transfer terms the Company has made with any of our genotyping subcontractors;
     o    PhenoMed will grant the Company 15% of the common equity in PhenoMed.

Note 7. INCOME TAXES

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
                                                   -----
                                                     -

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $2,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward of approximately $680,000 has been fully reserved at December 31, 2003. The principal difference between the net loss for book purposes and income tax purposes results from the value charged to operations for stock options of approximately $1,400,000.

Note 8. SUBSEQUENT EVENTS

During January 2004 the Company entered into a stock sale agreement with
Advanced Optics Electronics, Inc. (AOE) whereby AOE would purchase an aggregate of $900,000 in common stock of the Company at a discount of 25% from the average closing bid price of the Company's common stock for the month of December 2003.
Pursuant to this agreement the Company issued 33,364,230 shares of common stock during the period from January to March 2004.

During March 2004 the Company entered into a ten year letter of interest with
Pierpoint Investments SA (Pierpoint) whereby Pierpoint indicated interest in the purchase of $500,000 to $2,000,000 of shares of the Company's common stock per year at the 30 day average of the bid and ask price less a 25% discount with warrants exercisable at the 30 day average bid and ask price less a 40%
discount. During the first year the interest is to purchase $225,000 of common shares at $.045 per share and an additional $275,000 of shares at the 30 day average bid and ask price less a 25% discount. By investing $225,000 Pierpoint will be eligible to receive 5,000,000 two year warrants exercisable at the 30 day the average bid and ask price less a 50% discount. Should the initial
$225,000 be received by the Company an affiliate of Pierpoint will be eligible to purchase $250,000 in common shares of the Company at $.045 per share and receive 5,555,556 two year warrants exercisable at 30 day the average bid and ask price less a 50% discount. By investing $500,000 in the first year Pierpoint will be eligible for at total of 40,000,000 warrants including the 5,000,000 warrants discussed above. Pursuant to this letter of interest, through April 5,
2004 the Company issued an aggregate of 3,071,114 shares of common stock for cash aggregating $138,200.

During January and March 2004 Research Capital purchased an aggregate of
10,716,327 shares of common stock pursuant to the agreement described in Note 6 for cash aggregating $480,000. Research Capital also forgave $1,000,000 of the note payable described in Note 4 and contributed the balance to the capital of the Company as a result of the funding described above. In addition, $153,081 in accrued interest and $180,657 in other advances were converted into 12,737,995 shares of common stock.

During March 2004 the Company agreed to adjust the salary of its president to
$183,907 per annum with $48,907 being paid in cash and the balance being paid in common shares of the Company with a 50% discount from the average closing price of the 30 day trading period prior to issuance.

During the period from January to April 5, 2004 the Company issued an aggregate of 1,869,231 shares of common stock for cash of $46,962 in addition to the shares described above.

Item 8. Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 8A. Controls and Procedures.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2003, or subsequent to
December 31, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our executive officers and directors as of December 31,
2003:

        Name             Age          Position         Current term  to expire
--------------------- -------- ----------------------- -----------------------
David W. Moskowitz       51    President, Chief              February 2005
                               Executive Officer,
                               Chairman, Chief Medical
                               Officer, Chief
                               Financial Officer,
                               Chief Accounting Officer,
                               Treasurer
--------------------- -------- ----------------------- -----------------------
Richard A. Kranitz       60    Secretary/Director            February 2005
--------------------- -------- ----------------------- -----------------------
Peter C. Brooks          51    Director                      February 2003*
--------------------- -------- ----------------------- -----------------------
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

Richard A. Kranitz has been our Corporate Secretary and one of our Directors since December 2, 2001. Since 1970, Mr. Kranitz has been an attorney in private practice with concentration in the areas of securities, banking and business law. In 1969, Mr. Kranitz graduated from the University of Wisconsin Law School with a Juris Doctor Degree. In 1966, Mr. Kranitz graduated from the University of Wisconsin with a BS degree in Political Science. Since 1990, Mr. Kranitz has been a Director of Grafton State Bank, a subsidiary of Merchants & Manufacturers
Bancorporation (symbol: MMBI). Since January 1990, Mr. Kranitz has been a
Director of Harp & Eagle, Ltd. (symbol: HARP). Since March 2000, Mr. Kranitz has been a Director of Mentor Capital Consultants, Inc., (symbol MCAP).

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

Former Director
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

Masakazu Kobayashi, Ph.D., joined our Scientific Advisory Board on November 5,
2001. Since 1970 Dr. Kobayashi has been the Senior Vice President and Director of Research at Fujisawa Research Institute of America, a Research Pharmaceutical
firm located in Evanston, Illinois. Dr. Kobayashi specialized in the fields of organic chemistry, signal transduction, and immunology. In 1970, Dr. Kobayashi received his M.S. degree in Chemistry and in 1991 his Ph.D. in Chemistry from
Kwansei Gakuin University located in Japan. From February 1983 to July 1984, Dr.
Kobayashi was a Visiting Researcher at the University of California-Irvine where he studied Biochemistry and Immunology.

Geoffrey Boner, M.B.B.Ch., joined our Scientific Advisory Board on December 26,
2002. Geoffrey Boner was born in South Africa and graduated from Witwatersrand
Medical School in 1960. Has been living in Israel ever since. He was registered as a Nephrologist in 1972, after completing training at the Sheba (Tel Hashomer)
Medical Center and after a clinical fellowship in the Renal section of the
Wisconsin University Hospital in Madison, Wisconsin. In 1969-76, he established a dialysis unit and clinical section in a peripheral hospital in Israel. From
1976-02, he worked in the Rabin Medical Center, affiliated with Tel Aviv
University, initially as head of the Renal Failure Unit and since 1992 as head of the Institute of Hypertension and Kidney Diseases. He retired as an Associate
Professor in 2002. He has written over 150 original articles, case reports and review articles. Dr. Boner has served as President of the Israel Society of
Nephrology and Hypertension, Secretary of the Israel Society of Hypertension,
Chairman of the Israeli examining board in Nephrology and at present is the
Chairman of the subcommittee for renal transplantation at Israel Transplant. He was Secretary General of the 12th International Congress of Nephrology held in
Jerusalem in 1993. His main interests at the moment are in mechanisms of progression of chronic renal disease, its prevention, and more especially diabetic nephropathy.

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

Based solely on our review of such forms furnished to us and representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the most recent fiscal year, ended December 31, 2003.

Item 10. Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended
December 31, 2001 2002 and 2003 respectively by our only executive officer who received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.

---------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------
                                                        Long Term Compensation
                                                      ------------------------
                             Annual Compensation               Awards           Payouts
                       -----------------------------  ------------------------  -------
                                                      Restricted   Securities
Name and                                Other Annual    Stock      Underlying    LTIP     All Other
Principle               Salary   Bonus  Compensation   Award(s)   Options/SARs  Payouts  Compensation
Position         Year    ($)      ($)       ($)          ($)          (#)         ($)         ($)
---------------  ----  --------  -----  ------------  ----------  ------------  -------  ------------
David Moskowitz
Chairman         2001  $ 55,417                                    137,500,000
of the Board                                                        options -
                 2002  $135,000     0         0            0           See          0           0

                 2003  $135,000                                     footnote*

Jerry White
Prior President/ 2002  $ 75,520.84  0         0            0         6,000,000      0           0
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

Options/SAR Grants in Last Fiscal Year (2003)
---------------------------------------------
There were no Option/SAR Grants made during 2003, our last completed fiscal year, to any of our executive officers.
--------------------------------------------------------------------------
                                   % of Total
                        Number      Options
Name and              Securities   Granted To    Exercise
Principle             Underlying    Employees       or         Expiration
Position               Options       in 2003    Base Price        Date
-------------------  ------------  ----------  ------------   ------------
David Moskowitz
Chairman of the
Board, President,
Principal Executive
Officer, Principal
Financial Officer,
Principal Accounting                                Not           Not
Officer                   0            0        applicable    applicable
-------------------  ------------  ----------  ------------   ------------
Richard Kranitz                                     Not           Not
Secretary/Director        0            0        applicable    applicable
--------------------------------------------------------------------------
TOTAL                     0            0
--------------------------------------------------------------------------

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
-------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
           Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
-----------------------------------------------------------------------------------------------------
                                                       Number of Securities     Value of Unexercised
                                                      Underlying Unexercised       In-the Money
                              Shares        Value     Options/SARs at FY-End   Options/SARs at FY-End
                            Acquired on   Realized      (#) Exercisable/          ($) Exercisable/
Name                       Exercise (#)      ($)          Unexercisable             Unexercisable
-----------------------------------------------------------------------------------------------------
David Moskowitz Chairman
of the Board, President,
Principal Executive
Officer, Principal
Financial Officer,         Not           Not
Principal Accounting       applicable    applicable       38,500,000 / 0         $308,500 / $0 (1)
Officer

Richard A. Kranitz         Not           Not               1,000,000 / 0          $31,000 / $0 (2)
Secretary, Director        applicable    applicable
-----------------------------------------------------------------------------------------------------
(1) The value of the unexercised in-the-money options at fiscal year end
(December 31, 2003) is calculated as follows: 1,000,000 are exercisable at
$0.006 per share; 37,500,000 are exercisable at 20% of the fair market value of the common stock on the exercise date. The value of the common stock on December
31, 2003 was $0.037 per share. The options were not exercised, but had they been, the value would have been as reflected above. In addition, Dr. Moskowitz was granted a performance option to purchase up to 100,000,000 common shares for a period of ten years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to Dr. Moskowitz based upon the occurrence of any of the following
"Triggering Events:" (1) Gross Profit Triggering Event - Dr. Moskowitz will be entitled to receive one option to purchase one share of our common stock for every one cent of gross profit we produce, up to a maximum of 100,000,000 shares of our common stock; or (2) Exchange Triggering Event - Dr. Moskowitz will be entitled to receive an option to purchase up to 100,000,000 shares of our common stock if we become listed and quoted on the NASDAQ Small Cap or the NASDAQ
National Market Systems Exchange; or (3) Sale Triggering Event - Dr. Moskowitz
will be entitled to receive an option to purchase up to 100,000,000 shares of common stock if we are purchased or acquired by a larger biotech firm for a minimum of $100,000,000 in value. If no "Triggering Event" has occurred by
November 9, 2006, we are not obligated to grant the performance option. As of
December 31, 2003, Dr, Moskowitz had not been granted any of these performance options; therefore, they are not included in the table.

(2) The options are exercisable at $0.006 per share; the value of the common stock on December 31, 2003 was $0.037 per share. The options were not exercised, but had they been, the value would have been as reflected above.

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

                    Security Ownership of Beneficial Owners:
                   -------------------------------------------
Title of Class        Name & Address            Amount    Nature   Percent
--------------  --------------------------- ------------ -------- --------
Common          David W. Moskowitz           51,000,000*  Direct    29.24%
                909 S. Taylor Avenue
                St. Louis, Missouri

Common          Advanced Optics Electronics  33,364,230   Direct    19.13%
                8301 Washington Street
                Suite 5
                Albuquerque, New Mexico

                        Security Ownership of Management:
                   -------------------------------------------

Title of Class        Name & Address            Amount    Nature   Percent
--------------  --------------------------- ------------ -------- --------
Common          David W. Moskowitz           51,000,000*  Direct    29.24%
                909 S. Taylor Avenue
                St. Louis, Missouri

Common          Richard A. Kranitz            1,000,000** Direct     0.57%
                1238 12th Avenue
                Grafton, Wisconsin 53024
--------------  --------------------------- ------------ -------- --------
Total of Officers and Directors              52,000,000   Direct    29.81%
==========================================================================

*David Moskowitz's ownership consists of: (a) his ownership of 12,500,000 shares of common stock; (b) 1,000,000 options to purchase 1,000,000 shares of our common stock, the options of which are exercisable at $0.006 per share; and (c)
37,500,000 options to purchase 37,500,000 shares of our common stock, the options of which are exercisable at 20% of the fair market value of the common stock on the exercise date.

**Rich Kranitz's ownership consists of 1,000,000 options to purchase 1,000,000 shares of our common stock.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
187,716,591 shares of common stock outstanding as of March 18, 2004. There are no pending or anticipated arrangements that we are aware of that may cause a change in our control.

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
Consolidated Balance Sheet - December 31, 2003                         F-2
Consolidated Statements of Operations
  For the Period From Inception (January 3, 2001)
  to December 31, 2003, the Year Ended December 31, 2003
  and the Period From Inception (January 3, 2001)
  to December 31, 2002                                                 F-3
Consolidated Statement of Stockholders' (Deficit)
  For the Period From Inception (January 3, 2001)
  to December 31, 2003                                                 F-4
Consolidated Statement of Cash Flows
  For the Period From Inception (January 3, 2001)
  to December 31, 2003, the Year Ended December 31, 2003
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

10.14    Scientific Advisory Board Agreement with Tony Frudakis*

10.15    Resignation of Jerry E. White**

10.16    Settlement Agreement with Jerry E. White**

10.17    Convertible Promissory Note dated April 9, 2003 payable to Research
         Capital, LLC***

10.18    Scientific Advisory Board Agreement with Frank Johnson***

10.19    Scientific Advisory Board Agreement with Sergio Danilov***

10.20    Scientific Advisory Board Agreement with Geoffrey Boner***

10.21    Stock Option Agreement with Peter C. Brooks***

10.22    Stock Option Agreement with David W Moskowitz***

10.23    Stock Option Award Letter to Jason Moore***

10.24    Stock Option Award Letter to Scott Williams***

10.25    Stock Option Award Letter to Tony Frudakis***

10.26    Stock Option Agreement with Richard A. Kranitz***

10.27    Agreement with Advanced Optics Electronics

10.28    Agreement with Pierpoint Investments

10.29    Agreement with E & E Communications

21       List of subsidiaries*

23       Consent of Stark Winter Schenkein & Co., LLP, Certified
         Public Accountants**

*Previously filed on April 4, 2002 - Form 10-SB Registration Statement
**Previously filed on October 31, 2002 - Form 10-12G/A
***Previously filed on May 6, 2003 - Form 10-KSB Annual Report

(b)  Reports on Form 8-K
On March 18, 2004, we filed a form 8-K regarding the January 8, Stock Sale
Agreement we have with Advanced Optics Electronics

Item 14. Principal Accountant Fees and Services

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP, as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by
Stark Winter Schenkein & Co., LLP in 2003 and 2002, were approved by the Board of Directors.

Audit Fees
The aggregate fees billed by for professional services for the audit of our annual financial statements of the Company and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2003 and 2002 were $14,500 and $26,000, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by our independent accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2002 were $1,750 and $1,500, respectively.

All Other Fees
There were no other fees billed by our independent accountants during the last two fiscal years for products and services provided.

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

Date: April 20, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title                                Date

/s/ David Moskowitz    Chairman of the Board                   April 20, 2004
David Moskowitz        President, Principal Executive
                       Officer, Principal Financial
                       Officer, Principal Accounting
                               Officer

/s/ Richard A. Kranitz                                         April 20, 2004
Richard A. Kranitz      Secretary/Director

