Form 10QSB
period 2004-03-31
GENOMED INC
filed 2004-06-04
CIK 1169417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

                                 (314) 652-0500
                           (Issuer's telephone number)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of March 31, 2004, we had 187,716,591 shares of our Common Stock outstanding.

                                      INDEX

PART 1.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements............................... 3-7
Item 2.  Management's Discussion and Analysis and Plan of operation...... 8-14
Item 3.  Controls and Procedures.........................................  14

PART II. OTHER INFORMATION

PART 1.

Item 1. Consolidated Financial Information

                                  GenoMed, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

Assets

Current assets:
   Cash                                                        $   1,473,796
                                                               -------------
Property and equipment, net                                          130,278
                                                               -------------
                                                               $   1,604,074
                                                               =============
Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                            $      16,056
   Due to shareholders                                               190,868
                                                               -------------
     Total current liabilities                                       206,924
                                                               -------------
Stockholders' equity:
   Common stock, $.001 par value,
      1,000,000,000 shares authorized,
      187,716,591 shares issued and outstanding                      187,717
   Additional paid in capital                                     10,248,313
   Subscribed common shares                                           34,749
  (Deficit) accumulated during the development stage              (9,073,629)
                                                               -------------
                                                                   1,397,150
                                                               -------------
                                                               $   1,604,074
                                                               =============

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended March 31, 2004 and 2003, and
          the Period From Inception (January 3, 2001) to March 31, 2004
                                   (Unaudited)

                                                   Three Months     Three Months
                                                       Ended           Ended        Inception to
                                                     March 31,        March 31,       March 31,
                                                       2004             2003            2004
                                                 ---------------   --------------   -------------
Revenue                                          $          669    $       1,000    $      7,079
                                                 ---------------   --------------   -------------
Operating expenses:
   Research and development                                   -                -         333,264
   Selling, general and administrative expenses       5,677,116           69,921       8,587,627
                                                 ---------------   --------------   -------------

                                                      5,677,116           69,921       8,920,891
                                                 ---------------   --------------   -------------

(Loss) from operations                               (5,676,447)         (68,921)     (8,913,812)
Other (income) and expenses:
  Interest income                                          (248)               -            (248)
  Impairment of web site                                      -                -           6,939
  Interest expense                                            -           20,000         153,126
                                                ----------------  ---------------   -------------

                                                           (248)          20,000         159,817
                                                 ---------------   --------------   -------------
Net (loss)                                       $   (5,676,199)   $     (88,921)   $ (9,073,629)
                                                 ===============   ==============   =============

Per share information - basic and fully diluted:
  Weighted average shares outstanding               163,608,201      121,079,231     242,944,833
                                                 ===============   ==============   =============
  Net (loss) per share                           $        (0.03)   $       (0.00)   $      (0.04)
                                                 ===============   ==============   =============

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2004 and 2003, and
          the Period From Inception (January 3, 2001) to March 31, 2004
                                   (Unaudited)

                                           Three Months    Three Months
                                               Ended          Ended        Inception to
                                             March 31,      March 31,        March 31,
                                               2004            2003            2004
                                           -------------   -------------   -------------

Cash flows from operating activities:
Net cash (used in) operating activities    $   (161,335)   $    (12,159)   $ (1,042,612)
                                           -------------   -------------   -------------

Cash flows from investing  activities:

Net cash (used in) investing activities               -               -        (210,254)
                                           -------------   -------------   -------------

Cash flows from financing activities:
Net cash provided by financing activities     1,623,662           1,500       2,726,662
                                           -------------   -------------   -------------

Net increase (decrease) in cash               1,462,327         (10,659)      1,473,796

Beginning - cash balance                         11,469          13,031               -
                                           -------------   -------------   -------------

Ending - cash balance                      $  1,473,796    $      2,372    $  1,473,796
                                           =============   =============   =============

      See the accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

(1) Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of
December 31, 2003 the years ended December 31, 2003 and 2002 and the period from inception (January 3, 2001) to December 31, 2003 including notes thereto included in Form 10-KSB.

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

(3) Note Payable - Affiliate

At December 31, 2003 the Company had outstanding notes aggregating $1,000,000, which has been advanced to the Company by an affiliated entity by virtue of stock ownership in the Company. The note bears interest at 8% per annum and is due on January 1, 2005. The note may be converted into common shares of the
Company as follows:
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

During March 2004 the holder contributed the $1,000,000 principal balance of the note to the capital of the Company and converted the unpaid interest into the
Company's common shares (see Note 4).

(4) Stockholders' Equity

During the period ended March 2004 the Company charged $11,250 to operations pursuant to its agreement to issue 300,000 shares of common stock on December
31, 2004 in accordance with the terms of advisory board contracts. As of March
31, 2004, 75,000 shares had been earned and had not been issued. The shares have been valued at the trading price of $.15 of the Company's common stock on March
31, 2004, the measurement date. The above amount has been included as subscribed common shares. Through March 31, 2004 an aggregate of 675,000 shares with a value of $26,249 have been earned pursuant to the advisory board contracts.

During March 2002 the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6,
2002 for a period of 10 years as to 12,500,000 options and after November 6,
2002 for a period of 10 years as to 25,000,000 options. The change in the discount from the fair market value of the common stock related to the options will be charged to operations as general and administrative expenses during the period of the grant date to the exercise date. During the three months ended
March 31, 2004, $3,300,000 was charged to operations related to the these options.

During the period ended March 31, 2004 the Company issued an aggregate of
10,716,327 shares of common stock to the affiliate which held the note described in Note 3 for cash aggregating $480,000. In addition, the Company issued
12,737,995 shares of common stock to this affiliate related to the conversion of
$333,738 in debt. The discount on these shares of $2,222,757 has been charged to operations during the period. In addition, this affiliate forgave the balance of
$1,000,000 due on the note payable described in Note 3 which has been recorded as a contribution to capital.

During the period ended March 31, 2004 the Company issued 33,464,230 shares of common stock to Advanced Optics Electronics for $900,000 in cash. These shares were sold at a discount from the trading price of the Company's common stock.

During the period ended March 31, 2004 the Company issued 4,337,783 shares of common stock to Pierpoint Investments and its affiliates for $195,200 in cash.
These shares were sold at a discount from the trading price of the Company's common stock.

During the period ended March 31, 2004 a former board member exercised 769,231 options and received 769,231 common shares for cash of $38,462.

(5) Subsequent Events

Through May 11, 2004 the Company issued 2,460,002 shares of common stock for cash aggregating $109,950, 10,000 shares of common stock for services and
1,000,000 shares of common stock which were subscribed for at March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of
        Operations

Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this plan of operations, GenoMed, Inc. is referred to herein as
"we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should,"
"anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, which are more fully discussed in our periodic filings which are available for review at www.sec.gov: (a) during 2003, our Plan of Operations was substantially delayed due to lack of financing; (b) if we are not awarded patents or licenses, we will never market potential products and our potential revenues will be negatively affected; (c) our business may be adversely affected by regulatory costs which would negatively affect our potential profitability;
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
(j) our business plan is dependent upon forming strategic alliances or acquisitions or partnership alliances with others for which there are no assurances, and if we fail to do so we will never generate any revenues; (k) if we fail to abide by the terms of our acquisition agreement in which we acquired
Genomic Medicine, LLC, the acquisition could be rescinded and we would have no business or ability to generate revenues; (l) if we fail to conduct adequate due diligence regarding our strategic alliances or acquisitions and partnership alliances, we will be subject to increased costs and operational difficulties;
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

PLAN OF OPERATIONS:
We plan on funding the following estimated expenses totaling $1,403,907 over the next year from the funding that we have received from Advanced Optics and
Pierpoint Investments, and from revenues, if any, that we generate.

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
                              ==================

*Salaries include: (a) $183,907 for our Chief Executive Officer, David
Moskowitz, which represents a base salary of $135,000 plus deferred salary of
$146,720 from the period November 1, 2002 through December 31, 2003, of which one-third or $48,907 is to be paid in cash in 2004, one-third or $48,907 is to be paid in cash in 2005, and the balance of $48,907 is to be paid in shares of our common stock priced at a 25% discount from the average closing price of the period of salary deferral November 1, 2002 through December 31, 2003; and (b)
$60,000 annual salary and $15,000 of benefits for a Chief Financial Officer; and
(c) $60,000 annual salary and $10,000 of benefits for a Chief Technical Officer.
** Operating Expenses include office rent, utilities, and legal and accounting expenses.

We intend to satisfy these estimated total expenditures of $1,403,907 for our
Plan of Operations through our cash as of June 1, 2004 of $1,485,800 and revenues or a private placement of our equity Securities.

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

We entered into a stock sale agreement with Advanced Optics Electronics, in which Advanced Optics agreed to purchase a total of $900,000 of our shares of common stock at a discount of 25% from the average closing bid price of our common stock for the month of December 2003. In accordance with the agreement terms, we issued 33,464,230 of our common stock to Advanced Optics during the period from January 2004 to March 2004.

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

March 2004
We joined the Leadership Circle of St. Louis Regional Commerce and Growth
Association, which serves as the Chamber of Commerce and Economic Development
Organization  for the 12-county, bi-state region.

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

May 2004
Chief Financial Officer
In May 2004, we hired Ms. Robyn L. Owens as our Chief Financial Officer. Ms.
Owens will be responsible for directing our financial operations.

Vice President for Marketing
In May 2004, we hired Ms. Ellen Jones as our Vice President for Marketing.

Chief Technical Officer
In May 2004, we hired Mr. Andy O'Guin as our Chief Technical Officer. Our Chief
Technical Officer will be responsible for the following:
     o    Bioinformatics of our operations, which is the science of developing computer databases and algorithms to facilitate and expedite our genomics research;
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

Liquidity and Capital Resources
Cash at June 1, 2004 amounted to $1,485,800. We have experienced significant losses from our operations. For the period ended December 31, 2003, we incurred a net loss of $1,299,347. Since our inception to March 31, 2004, we incurred a net loss of $9,073,629.

Item 3. Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief
Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There were no changes in our internal control over financial reporting during the last quarter, which ended March 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

On February 20, 2004, in connection with our agreement with Pierpoint
Investments, we sold 1,266,669 shares of our common stock to Robin Carr at
$0.045 per share or an aggregate of $57,000.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to F. Saier at $0.045 per share or an aggregate of $9,000.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to L. Cooke at $0.045 per share or an aggregate of $9,000.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to I. Crawford at $0.045 per share or an aggregate of $9,000.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to N. Shah at $0.045 per share or an aggregate of $9,000.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 25,000 shares of our common stock to H. Peterman at $0.045 per share or an aggregate of $1,125.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 25,000 shares of our common stock to D. Paerse at $0.045 per share or an aggregate of $1,125.

On April 14, 2004, we issued 1,000,000 shares of our common stock to Peter
Brooks in connection with his exercise of options granted to him. The options were exercised at $0.006 per share or an aggregate of $6,000.

On May 4, 2004, in connection with our agreement with Pierpoint Investments, we sold 122,223 shares of our common stock to G. Clarke at $0.045 per share or an aggregate of $5,500.

On May 4, 2004, in connection with our agreement with Pierpoint Investments, we sold 111,112 shares of our common stock to M. Saier at $0.045 per share or an aggregate of $5,500.

On May 4, 2004, in connection with our agreement with Pierpoint Investments, we sold 255,556 shares of our common stock to W. Clark at $0.045 per share or an aggregate of $5,500.

On May 5, 2004, we issued 10,000 shares of our common stock at $0.20 per share or an aggregate of $2,000 to Josh Finer in exchange for services that Mr. Finer rendered to us.

On May 13, 2004, in connection with our agreement with Pierpoint Investments, we sold 367,647 shares of our common stock to J. Hadley at $0.045 per share or an aggregate of $16,544.

On May 13, 2004, in connection with our agreement with Pierpoint Investments, we sold 743,464 shares of our common stock to Pierpoint Investments at $0.045 per share or an aggregate of $33,456.

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

Item 5   Other Information

Subsequent Event

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

EXHIBIT
NUMBER                            DESCRIPTION
2        In re: e-Miracle Network, Inc. - Amended Plan of reorganization 1)
3.1      Articles of Incorporation - E-Kids Network, Inc. (1)
3.2      Articles of Amendment of the Articles of Incorporation of E-Kids
          Network, Inc. (1)
3.3      Amended and Restated By Laws of GenoMed, Inc. (1)
10.1     Agreement and Plan of Exchange by and Between GenoMed, Inc. and
          Genomic Medicine, LLC and its sole owner (1)
10.2     Amendment to the Agreement and Plan of Exchange 1)
10.3     Agreement with Research Capital, LLC (1)
10.4     Amendment to Agreement with Research Capital, LLC (1)
10.5     Agreement with DNAPrint Genomics, Inc. (1)
10.6     Agreement with Muna, Inc. (1)
10.7     Agreement with Sequence Sciences, LLC 1)
10.8     Agreement with Better Health Technologies, Inc. (1)
10.9     Employment Agreement with Jerry E. White (1)
10.10    Employment Agreement with David Moskowitz (1)
10.11    Option Agreement with David Moskowitz (1)
10.12    Scientific Advisory Board Agreement with Jason Moore (1)
10.13    Scientific Advisory Board Agreement with Scott Williams (1)
10.14    Scientific Advisory Board Agreement with Tony Frudakis (1)
10.15    Resignation of Jerry E. White (3)
10.16    Settlement Agreement with Jerry E. White (3)
10.17    Convertible Promissory Note dated April 9, 2003 payable to Research
         Capital, LLC (4)
10.18    Scientific Advisory Board Agreement with Frank Johnson (4)
10.19    Scientific Advisory Board Agreement with Sergio Danilov (4)
10.20    Scientific Advisory Board Agreement with Geoffrey Boner (4)
10.21    Stock Option Agreement with Peter C. Brooks (4)
10.22    Stock Option Agreement with David W Moskowitz (4)
10.23    Stock Option Award Letter to Jason Moore (4)
10.24    Stock Option Award Letter to Scott Williams (4)
10.25    Stock Option Award Letter to Tony Frudakis (4)
10.26    Stock Option Agreement with Richard A. Kranitz (4)
10.27    Agreement with Advanced Optics Electronics (5)
10.28    Agreement with Pierpoint Investments (5)
10.29    Agreement with E & E Communications (5)
21       List of subsidiaries (1)
23       Consent of Stark Winter Schenkein & Co., LLP, Certified Public
          Accountants (2)
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously filed on April 4, 2002, as exhibit to Form 10-SB Registration
Statement, hereby incorporated by reference.
(2) Previously filed on July 19, 2001, as exhibit to Form 10-SB Registration
Statement, hereby incorporated by reference.
(3) Previously filed on October 31, 2002, as exhibit to Form 10-SB Registration
Statement, hereby incorporated by reference.
(4) Previously filed on May 6, 2003 - Form 10-KSB Annual Report
(5) Previously filed on April 22, 2004 - Form 10-KSB Annual Report

We hereby incorporate the following additional documents by reference: (a) our
Form 10-KSB for the year ended December 31, 2003 which was filed on April 22,
2004, and our Form 10-KSB for the year ended December 31, 2002 which was filed on May 6, 2003; (b) our Registration Statement on Form 10SB and all amendments thereto which was filed on April 4, 2002 and amended on June 26, 2002, July 19,
2002, July 22, 2002, August 22, 2002, October 2, 2002, and October 31, 2002; (c)
our Forms 10-QSB for the periods ended: June 30, 2002 which was filed on August
19, 2002 and amended on October 1, 2002 and on October 31, 2002; September 30,
2002 which was filed on November 14, 2002; March 31, 2002 which was filed on May
22, 2003; June 30, 2003 which was filed on August 18, 2003; and September 30,
2003 which was filed on November 20, 2003.

(b)  Reports on Form 8-K
     On March 18, 2004, we filed Form 8-K, Item 5. Other Events, to disclose that we completed the sale of 33,364,230 shares of our restricted common stock to Advanced Optics Electronics, Inc. on March 9, 2004 for the purchase price of
$900,000, in accordance with the terms of a January 8, 2004 Stock Sale Agreement we have with Advanced Optics Electronics, Inc.

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

DATED: June 3, 2004

