Form 10QSB
period 2004-06-30
GENOMED INC
filed 2004-09-24
CIK 1169417

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

           9666 Olive Boulevard, Suite 310, St. Louis, Missouri 63132
               (Address of principal executive offices) (Zip Code)

                                 (314) 983-9933
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] This report is being filed late.

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     As of September 15, 2004, we had 194,502,387 shares of our common stock outstanding.

                                      INDEX

PART I      CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements................................ 3
Item 2.     Management's Discussion and Analysis and Plan of Operation....... 8
Item 3.     Controls and Procedures..........................................15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings................................................15
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......15
Item 3.     Defaults Upon Senior Securities..................................16
Item 4.     Submission of Matters to a Vote of Security Holders..............16
Item 5.     Other Information................................................16
Item 6.     Exhibits and Reports on Form 8-K.................................16

PART I.

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                   (Unaudited)

----------------------------------------------------------------------- --------------------
                                                                        As of June 30, 2004
Assets

Current assets:
    Cash                                                                        1,385,789
    Employee advances                                                               1,255

Property and equipment, net                                                       116,901

                                                                                1,503,945

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable and accrued liabilities                                       79,347
    Due to officer                                                                 97,813
                                                                        --------------------

        Total current liabilities                                                 177,160

Stockholders' equity:
    Common stock, $.001 par value, 1,000,000,000 shares
        authorized, 194,324,609 shares issued and outstanding                     194,325
    Additional paid in capital                                                 10,120,112
    Subscribed common shares                                                       31,500
    (Deficit) accumulated during the development stage                         (9,019,152)

                                                                                1,326,785

                                                                                1,503,945


See accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
             Three and Six Months Ended June 30, 2004 and 2003, and
          the Period From Inception (January 3, 2001) to June 30, 2004
                                   (Unaudited)

                                                     Three Months    Three Months
                                                         Ended           Ended        Six Months      Six Months    Inception to
                                                       June 30,        June 30,     Ended June 30,  Ended June 30,    June 30,
                                                         2004            2003            2004            2003           2004
                                                      -----------    ------------   --------------  --------------  ------------

Revenue                                                      578             950           1,247           1,950          7,657

Operating expenses:
    Research and development                                   -               -               -               -        333,264
    Selling, general and administrative
        expenses (credit)                                (52,161)        668,510       5,624,955         738,431      8,535,466
                                                      -----------    ------------   --------------  --------------  ------------

                                                         (52,161)        668,510       5,624,955         738,431      8,868,730
                                                      -----------    ------------   --------------  --------------  ------------

Income (Loss) from operations                             52,739        (667,560)     (5,623,709)        736,481     (8,861,073)
Other (income) and expenses:
    Interest income                                       (1,737)              -          (1,985)              -         (1,985)
    Impairment                                                                 -               -               -          6,939
    Interest expense                                           -          20,000               -          40,000        153,126

                                                          (1,737)         20,000          (1,985)         40,000        158,080
                                                      -----------    ------------   --------------  --------------  ------------

Net income (loss)                                         54,476        (687,560)     (5,621,723)       (776,481)    (9,019,153)
                                                      ===========    ============   ==============  ==============  ============

Per share information - basic and fully diluted:
    Weighted average shares outstanding - basic       190,544,955     122,268,120     173,533,511     121,680,244    262,179,707
                                                      ===========    ============   ==============  ==============  ============
    Weighted average shares outstanding - diluted     215,214,429     122,268,120     173,533,511     121,680,244    262,179,707
                                                      ===========    ============   ==============  ==============  ============

    Net income (loss) per share - basic                      0.00           (0.01)          (0.03)          (0.01)         (0.03)
                                                      ===========    ============   ==============  ==============  ============
    Net income (loss) per share - diluted                    0.00           (0.01)          (0.03)          (0.01)         (0.03)
                                                      ===========    ============   ==============  ==============  ============


See accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flow
                  Six Months Ended June 30, 2004 and 2003, and
          the Period From Inception (January 3, 2001) to June 30, 2004
                                   (Unaudited)


                                                                Six Months          Six Months
                                                                   Ended              Ended           Inception to
                                                                 June 30,            June 30,           June 30,
                                                                   2004                2003               2004
                                                                ------------        ------------      -------------

Cash flow from operating activities:
Net cash (used in) operating activities                             (362,469)           (18,583)         (1,243,746)
                                                                ------------        ------------      -------------

Cash flows from investing activities:
Net cash (used in) investing activities                                 (623)                 -            (210,877)
                                                                ------------        ------------      -------------

Cash flows from financing activities:
Net cash provided by financing activities                          1,737,412             26,500           2,840,412
                                                                ------------        ------------      -------------

Net increase in cash                                               1,374,320              7,917           1,385,789

Beginning - cash balance                                              11,469             13,031                   -
                                                                ------------        ------------      -------------

Ending - cash balance                                              1,385,789             20,948           1,385,789
                                                                ============        ============      =============


See accompanying notes to the consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2003, the years ended December 31, 2003 and 2002 and the period from inception (January 3, 2001) to December 31, 2003 including notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003.

(2)  EARNINGS PER SHARE

We calculate net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the three-month period ended June 30, 2003, the six-month periods ended June 30, 2004 and 2003 and the period from inception (January 3, 2001) to June 30, 2004, common stock equivalents were not considered as their effect would be anti-dilutive. All common stock equivalents included in dilutive shares outstanding for the three-month period ended June 30, 2004 were from stock options.

(3)  NOTE PAYABLE - AFFILIATE

At December 31, 2003, we had an outstanding note aggregating $1,000,000, which had been advanced to us by an affiliated entity by virtue of stock ownership in the Company. The note bears interest at 8% per annum and is due on January 1, 2005. The note may be converted into common shares of the Company as follows:

     a. The unpaid principal in whole or in part together with accrued interest shall at the option of the holder be converted into the class of the Company's shares on the same terms and conditions applicable to any investors in a financing agreement. The holder may elect to negotiate separate terms and conditions, however, the unpaid balance will not be payable in cash, but convertible only into shares of the Company. For the purposes of this calculation, the aggregate value of our shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion. A financing agreement is defined as the receipt by the Company of at least $1,500,000 of net cash proceeds from the sale of capital stock.

     b. The unpaid principal in whole or in part together with accrued interest shall be converted into shares if we realize revenue of $1,500,000 during the period commencing April 9, 2003 and ending on December 31, 2004. The price per share shall be determined as provided in c below. The unpaid balance will not be payable in cash, but convertible only into shares of the Company. For the purposes of this calculation, the aggregate value of our shares received by the holder in conversion shall be determined by subtracting $1,000,000 from the unpaid original principal balance of the note, which remains unpaid at the time of conversion.

     c. If no financing agreement has occurred by December 31, 2004 and/or the Company has not realized the requirements of a and b above, the holder may elect to convert the unpaid principal balance and accrued interest into the number of common shares of the Company determined by dividing the unpaid balance by the average bid price of our common stock for the previous 30 trading days. The unpaid balance will not be payable in cash, but convertible only into shares of the Company.

During March 2004 the holder contributed the $1,000,000 principal balance of the note to the capital of the Company and converted the unpaid interest into common shares (see Note 4).

(4)  STOCKHOLDERS' EQUITY

During the three and six month periods ended June 30, 2004, we charged $21,750 and $11,250, respectively, to operations pursuant to our agreement to issue 300,000 shares of common stock on December 31, 2004 in accordance with the terms of advisory board contracts. As of June 30, 2004 and March 31, 2004, 75,000 shares, respectively, had been earned and had not been issued. The shares have been valued at the trading price of $0.14 and $0.15 of our common stock on June 30, 2004 and March 31, 2004, respectively, the measurement date. The above amount has been included as subscribed common shares. Through June 30, 2004, an aggregate of 750,000 shares with a value of $36,750 have been earned pursuant to the advisory board contracts.

During March 2002, we granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of our common stock on the exercise date. The options may be exercised after May 6, 2002 for a period of 10 years as to 12,500,000 options and after November 6, 2002 for a period of 10 years as to 25,000,000 options. The change in the discount from the fair market value of the common stock related to the options will be charged to operations as general and administrative expenses during the period from the grant date to the exercise date. During the three months ended June 30, 2004, $300,000 was credited to operations related to these options. During the six months ended June 30, 2004, $3,000,000 was charged to operations related to these options.

During the three months ended March 31, 2004, we issued an aggregate of 10,716,327 shares of common stock to an affiliate who held the note described in
Note 3 for cash aggregating $480,000. In addition, we issued 12,737,995 shares of common stock to this affiliate related to the conversion of $333,738 in debt. The discount on these shares of $2,222,757 had been charged to operations during the period. In addition, the affiliate forgave the balance of $1,000,000 due on the note payable described in Note 3, which has been recorded as a contribution to capital.

During the three months ended March 31, 2004, we issued 33,464,230 shares of common stock to Advanced Optics Electronics for $900,000 in cash. These shares were sold at a discount from the trading price of our common stock.

During the three and six month period ended June 30, 2004, we issued 2,080,002 and 6,417,785 shares of common stock to Pierpoint Investissements SA ("Pierpoint") and its designees for $110,250 and $305,450, respectively, in cash. These shares were sold at a discount from the trading price of our common stock. Under our agreement with Pierpoint, Pierpoint is entitled to 5,000,000 warrants to purchase our common stock with a strike price fixed at the 30-day average immediately prior to the exercise of the warrants less a discount of 50% with a two-year expiry date from issue. As of June 30, 2004, the warrants to Pierpoint had been earned but not issued.

During the three and six month periods ended June 30, 2004, former board members exercised 1,000,000 and 1,769,231 options and received 1,000,000 and 1,769,231 common shares for cash of $6,000 and $44,462, respectively.

During the three months ended June 30, 2004, we issued 10,000 shares of our common stock in exchange for services valued at $2,000. This amount has been charged to operations during the period.

During the three months ended June 30, 2004, we issued 3,148,016 shares of our common stock to our President to satisfy deferred salary of $48,907 recorded by us in prior periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements, such as those pertaining to our scientific research, therapies, plan of operations, marketing, future earnings, capital requirements and resources and results of operations, and should be read in conjunction with our financial statements and related notes contained elsewhere in this report. Words or phrases such as "believe," "expect," "may," "should," "anticipate," "plan," "project," "intend," "goal," "forecast," "continue," "expect," "hope" or similar expressions, or discussions of strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur.

Our actual financial condition, results of operations or business may vary materially from those contemplated by these forward-looking statements and involve substantial risks and uncertainties, including but not limited to the risks described below:

     o We are a development stage company with no history of significant revenues. We have incurred substantial operating losses since inception. Our ability to support our future operations will depend on our ability to generate positive earnings and cash flows, which cannot be assured.

     o We are dependent on outside investments to fund our operations. There is no assurance we can obtain any additional investments when required or that the terms of such investments will be favorable to us. We have had to raise funds by selling restricted stock at a substantial discount from the market price, which is dilutive to our public shareholders.

     o    Our  management  does not have  significant  accounting  or  financial reporting experience or expertise in accounting or financial reporting. We have outsourced our accounting functions to an independent contractor.

     o We are a "penny stock" company. Our common stock is not listed on any exchange or quotation system, other than the pink sheets. Our stock is thinly traded. There can be no assurance of an active market for our stock. The market price for our stock is volatile and could be abnormally affected by significant buying or selling activity. Our shares are a high risk, speculative investment.

     o Although we believe our disclosure controls and procedures and internal controls are effective, we cannot assure you that our procedures for monitoring those controls and procedures are adequate. Because of the small size of our staff, our controls and procedures are more informal than would be required for a larger company.

     o Some of our therapies involve "off-label" prescriptions for existing drugs that are already on the market. We have also developed proprietary formulas on which we've applied for patent protection. Although we have obtained promising results with some of our therapies, there can be no assurance all of our therapies will be effective. To the extent our therapies involve off-label uses of drugs already on the market, we may not derive any revenue from those therapies.

     o Our therapies have not yet achieved widespread acceptance in the medical community.

     o The patient outcomes we believe can be achieved by our therapies may not be achievable on a widespread basis.

     o We have not yet determined how to effectively commercialize our research or therapies. There may be no significant market for our research or therapies.

     o The science of genomics is new and untested. We cannot assure that any discoveries we make in this field will be beneficial or commercially viable.

     o There can be no assurance government agencies, such as Medicare or Medicaid, or insurance companies or other third-party payors will provide reimbursement for any therapies we may develop, which could substantially reduce the commercial viability of those therapies.

     o We may not obtain patents or licenses for our discoveries, which could substantially reduce their market potential. Any patents we do obtain may not be sufficiently broad to exclude competitors.

     o    We  cannot   assure  you  that  any  therapies  we  develop  would  be
          proprietary or would not infringe the intellectual property rights of third parties.

     o Our business may be adversely affected by regulatory costs which would negatively affect our business and potential profitability.

     o We believe our method of gene identification is a relatively novel gene identification method. Because of this, the medical profession, government, insurance companies, prospective strategic partners or others may not accept it as an acceptable gene identification method, which would negatively affect our operations and potential revenues.

     o Our competitors may develop genomics procedures and therapies before we do. Those procedures and therapies may be more effective or achieve greater clinical acceptance than ours. Most of our competitors have superior financial and technical resources and may have superior technologies. Our ability to compete will depend on our development of safe and effective procedures and therapies and our ability to develop and exploit markets for those procedures and therapies. Due to our small size and lack of capital, we may not be able to commercialize any of our therapies before other companies with superior resources are able to commercialize theirs. We may not be able to adequately compete against any such companies.

     o    We may be subject to medical or product  liability  claims  that could
          adversely  affect  our  potential   profitability   and  may  lead  to
          substantial losses.

     o    Because  we  will  lack  control  over  the   outsourcing   of  sample
          collection, genotyping and data analysis, our quality control may be negatively affected.

     o If we fail to recruit sufficient test patients for our clinical trials, our development of potential products will be delayed, which would negatively affect our potential revenues.

     o Our business plan is dependent upon forming strategic alliances with others. If we fail to create such alliances, or if the alliances we do create are not successful, we may never generate significant revenues. If we fail to conduct adequate due diligence regarding our strategic alliances, we could be subject to increased costs and operational difficulties.

     o Almost all of our management decisions are made by Dr. David Moskowitz, who serves as our President, Chief Executive Officer, Chairman of the Board and Chief Medical Officer. If we lose his services, we may not be able to remain in business.

     o    We have only two  directors  on our  Board.  Our Board does not have a majority of independent directors or an independent audit, compensation or nominating committee. None of our Board members is an "audit committee financial expert," as defined in SEC rules.

     o We have a substantial amount of options outstanding. The exercise price for most of these options is below the market price for our stock on the date the options were granted. The exercise of these options would result in substantial dilution to our public shareholders.

RESULTS OF OPERATIONS

Because we earned only minimal revenue from operations during the three and six month periods ended June 30, 2004 and 2003, this report does not contain an analysis of our operating results or a comparison of those results from period to period.

We recorded net income of $52,739 in the three months ended June 30, 2004, as compared to a net loss of $667,560 for the three months ended June 30, 2003. The net income amount resulted from a selling, general and administrative credit of $300,000 for the quarter attributable to variable rate options granted to our President. Fluctuations in the market price of our stock result in expense related to those options when the market price of our stock increases, and a credit related to those options when the market price decreases. Recurring selling, general and administrative expenses during the quarter were $247,261.

RECENT DEVELOPMENTS

In May 2004, we began to test a possible antidote against the viruses often mentioned as weapons of bioterrorism. These include SARS, bird flu, Hantavirus, respiratory syncytial virus (RSV), monkeypox, Ebola virus, West Nile virus, St. Louis encephalitis, Eastern Equine encephalitis virus, smallpox, Dengue, Crimean-Congo Hemorrhagic Fever, and polio. We do not know whether the antidote will be effective against any of these diseases.

In June 2004, we sent 22,000 SNPs to Genome Quebec to begin a large-scale genotyping project to find genes which we believe may cause common cancers. We hope to find genes which could be used as an early warning system to enable early, cost-effective screening of patients at high risk of cancer. The cost of this project to us will be approximately $1,000,000. We do not know whether we will be able to isolate any such genes or whether any effective tests or beneficial therapies can be developed as a result.

In July 2004, we signed a five-year lease for 1,903 square feet of new office space in St. Louis, Missouri at an initial annual rental rate of $26,642, escalating to $32,351 in year five. We are having the lab space on the premises renovated so we can perform sample processing in-house.

During the second quarter of 2004, we amended our February 5, 2004 letter agreement with Pierpoint Investissements SA, a British Virgin Islands investment company. The amended agreement provides as follows:

Pierpoint is interested in purchasing a minimum of $500,000 up to a maximum of $2 million in restricted common stock each year for a period of 10 years at the 30 trading day average market price for our stock (mid-price of bid and asked), less a discount of 25%, for the right to receive a total of 40 million common stock purchase warrants with a strike price equal to the 30 trading day market average price, less a discount of 40%.

1. For the first year only, Pierpoint will purchase $225,000 in common stock at a price of $.045 per share and an additional $275,000 in common stock at the 30 trading day market average price, less a discount of 25%, by no later than February 18, 2005. Completion of those purchases will entitle Pierpoint to be eligible for 5 million warrants with a strike price equal to the 30 trading day market average price, with a discount of 40%.

2. Pierpoint would require that the 5 million warrants be issued against the first $225,000 investment and would be exercisable at a strike price equal to the 30 trading day market average, less a discount of 50%. The warrants would be exercisable during a two-year term. These 5 million warrants will count against the 40 million warrants referred to above.

3. Upon our receipt of the first $225,000 investment, Mr. Nikolas Piers Gilding, a director of Pierpoint, will be eligible to purchase $250,000 in common stock at the price of $.045 per share, and would receive 5,555,556 warrants with a strike price equal to the 30 trading day market average price, less a discount of 50%, exercisable for a two-year period. Mr. Gilding will have the right to purchase the $250,000 in shares within 30 working days after Pierpoint's first $225,000 transaction has been completed.

4. Mr. Gilding's shares and warrants will not count against the 40 million warrants issuable to Pierpoint.

5. Mr. Gilding would grant GenoMed's management a proxy to vote the 5,555,556 shares issuable under his warrants for a period of 12 months after expiration of the one-year holding period under SEC Rule 144.

6. For the remaining nine-year term of the letter agreement, Pierpoint would be required to purchase a minimum of $500,000 in restricted common shares each year at a price equal to the 30 trading day market average price, less a discount of 25% in order to be entitled to exercise the remaining 35 million warrants.

7. The 35 million warrants would expire after 10 years. If Pierpoint fails to invest a minimum of $500,000 in any year during the 10-year period, all rights in any warrants which had not been exercised prior to that time would lapse.

8. Unlike the first 5 million warrants or Mr. Gilding's warrants, the remaining 35 million warrants could only be exercised if the 30 trading day market average price for GenoMed's stock was at or above $1.00 per share. Of the 35 million warrants, only 7 million could be exercised in any 12-month period beginning on February 19 and ending the following February 18.

9. Pierpoint will be able to exercise all 35 million warrants during the 12-month period after GenoMed's stock has traded at $1.00 or more for 30 consecutive trading days.

     (i) If Pierpoint exercises at least 20 million of the 35 million warrants during the 12-month period, the exercised warrants would be replaced with 40 million new warrants with a term of 10 years. The new warrants could be exercised at a maximum rate of 8 million warrants per year over five years at an exercise price equal to 50% of the 30 trading day average market price.

     (ii) If Pierpoint exercises all 35 million warrants within the same 12-month period, those warrants would be replaced with 80 million new warrants with a ten-year term. Those warrants could be exercised at a maximum rate of 16 million warrants per year over five years at an exercise price equal to 50% of the 30 trading day average market price.

10. If Pierpoint makes its $500,000 minimum annual investment, then all warrants would remain fully active for 10 years, but Pierpoint must begin exercising warrants at least five years prior to the expiration date or some of Pierpoint's warrants will expire without being exercisable.

Pierpoint has agreed not to sell more than 10% of our shares in any month, and agreed it would bind its transferees to that restriction.

The letter agreement does not grant Pierpoint any guaranteed representation on our Board.

Pierpoint has agreed that none of the shares subject to the letter agreement may be pledged as collateral for indebtedness.

Pierpoint has granted us a 45-day right of first refusal to purchase any warrants or shares covered by the letter agreement and offered for sale by Pierpoint or its co-investors.

Pierpoint has the right to pay for and register shares through designees or member brokers of its choice.

Shares issued to Pierpoint will not be registered under the Securities Act of 1933 and will be restricted against transfer in accordance with Rule 144 of the SEC. Any such shares may be eligible for public sale under Rule 144 after a holding period of one year, assuming all other conditions under Rule 144 are met.

PLAN OF OPERATIONS

We are a development stage company. We have had minimal revenue from operations and have incurred substantial operating losses since inception. We have concentrated most of our efforts on attempting to demonstrate the clinical potential of our scientific research and in identifying potential markets for our genomic testing and therapies. We have not yet identified a viable commercial market for our work and cannot assure you that any work we do will be commercially viable.

Our plan of operations for the next 12 months includes the following activities:

     o    continued genotyping of collected samples

     o    applying for patents for scientific discoveries

     o    identifying potential treatments for selected diseases

     o    conducting clinical trials

     o identifying potential markets for commercial exploitation of our discoveries


We intend to focus our plan of operations over the next twelve months on common cancers such as lung, prostate, colon, breast and pancreas. We intend to conduct screening genotyping, followed by validation genotyping, in hopes of finding SNPs that could lead to early warning of these diseases and enable us to develop possible therapies. We plan to collaborate with a genetics statistician to perform these analyses at no expense to the Company.

We have begun the process of direct employer marketing with some preliminary interest from employer groups and will continue to pursue that venue. We have begun marketing at industry trade shows to make our name known in the medical community. We also continue to market directly to providers believing they are the link to the patient. We cannot predict whether these efforts will be successful, or whether we will have sufficient financial or human resources to conduct an effective marketing program.

Although we have conducted limited West Nile virus trials, we intend on concentrating on our prescription protocols for delaying chronic renal failure. We have a patent pending on the latter formula, which we hope will be a future source of revenue for us.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate the following expenses will be incurred over the next 12 months:

         TYPE                                        ESTIMATED AMOUNT

Salaries *                                                      500,789

Operating expenses **                                           150,000

Genotyping                                                    1,000,000

Sample Collection                                                50,000

Marketing                                                        50,000

Total                                                         1,755,789

*Includes six staff members, three of whom were added in the second quarter

**Operating Expenses include office rent, utilities, insurance, legal and accounting expenses, also general lab supplies

Our cash on hand at June 30, 2004 was approximately $1.38 million, or approximately $400,000 less than the amount of cash expenditures projected above, barring unforeseen expenses. We have generated almost no revenues and have accumulated a net loss of $9,019,152 since inception. Almost all of our cash on hand was derived from third-party investments. We hope to fund the remaining $400,000 in expenses from third-party investments, although there can be no assurance we will obtain sufficient funds for that purpose. We cannot predict when our revenues will be sufficient to sustain operations. We anticipate being completely dependent on equity investments to fund operations for the foreseeable future. If we cannot obtain sufficient funds to meet these obligations, or if we incur greater expenses than anticipated, we may not be able to remain in business. If we are not able to generate sufficient funds to support operations or meet our obligations, we may be required to file for reorganization or liquidation under the Bankruptcy Code, or our creditors may file an involuntary bankruptcy proceeding against us.

If any of these foregoing events occur, you could lose your entire investment in our shares.

Item 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer do not have accounting or finance backgrounds or formal training in accounting, finance or financial reporting. We can give no assurance that our procedures for monitoring disclosure controls and procedures or internal control over financial reporting are adequate.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended June 30, 2004, we issued an aggregate of 2,450,002 shares of common stock to Pierpoint Investissements SA and certain of its designees for an aggregate of $110,250 in cash. These sales were made in private placements in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933. Pierpoint represented to us that these investors were accredited investors. We placed restrictive legends on all certificates issued.

Item 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-B

EXHIBIT
NUMBER                        DESCRIPTION

2         In re: e-Miracle Network, Inc. - Amended Plan or reorganization (1)
3.1       Articles of Incorporation - E-Kids Network, Inc. (1)
3.2 Articles of Amendment of the Articles of Incorporation of E-Kids Network, Inc. (1)
3.3       Amended and Restated By Laws of GenoMed, Inc. (1)
10.1 Agreement and Plan of Exchange by and Between GenoMed, Inc. and Genomic Medicine, LLC and its sole owner (1)
10.2      Amendment to the Agreement and Plan of Exchange (1)
10.3      Agreement with Research Capital, LLC (1)
10.4      Amendment to Agreement with Research Capital, LLC (1)
10.5      Agreement with DNAPrint Genomics, Inc. (1)
10.6      Agreement with Muna, Inc. (1)
10.7      Agreement with Sequence Sciences, LLC (1)
10.8      Agreement with Better Health Technologies, Inc. (1)
10.9      Employment Agreement with Jerry E. White (1)
10.10     Employment Agreement with David Moskowitz (1)
10.11     Option Agreement with David Moskowitz (1)
10.12     Scientific Advisory Board Agreement with Jason Moore (1)
10.13     Scientific Advisory Board Agreement with Scott Williams (1)
10.14     Scientific Advisory Board Agreement with Tony Frudakis (1)
10.15     Resignation of Jerry E. White (3)
10.16     Settlement Agreement with Jerry E. White (3)
10.17 Convertible Promissory Note dated April 9, 2003 payable to Research Capital, LLC (4)
10.18     Scientific Advisory Board Agreement with Frank Johnson (4)
10.19     Scientific Advisory Board Agreement with Sergio Danilov (4)

10.20     Scientific Advisory Board Agreement with Geoffrey Boner (4)
10.21     Stock Option Agreement with Peter C. Brooks (4)
10.22     Stock Option Agreement with David W. Moskowitz (4)
10.23     Stock Option Award Letter to Jason Moore (4)
10.24     Stock Option Award Letter to Scott Williams (4)
10.25     Stock Option Award Letter to Tony Frudakis (4)
10.26     Stock Option Agreement with Richard A. Kranitz (4)
10.27     Agreement with Advanced Optics Electronics (5)
10.28     Agreement with Pierpoint Investments (5)
10.29     Agreement with E & E Communications (5)
21        List of subsidiaries (1)
23        Consent  of  Stark  Winter  Schenkein  & Co.,  LLP,  Certified  Public
          Accountants (2)
31.1      Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002
31.2      Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002
32 Certifications furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Previously filed on April 4, 2002, as exhibit to Form 10-SB Registration Statement, hereby incorporated by reference

(2) Previously filed on July 19, 2001, as exhibit to Form 10-SB Registration Statement, hereby incorporated by reference

(3) Previously filed on October 31, 2002, as exhibit to Form 10-SB Registration Statement, hereby incorporated by reference

(4)  Previously filed on May 6, 2003 as an exhibit to Form 10-KSB Annual Report

(5)  Previously  filed on April 22,  2004 as an  exhibit to Form  10-KSB  Annual
     Report

REPORTS ON FORM 8-K

On July 22, 2004, we filed Form 8-Ks announcing the termination of our prior auditor and the engagement of our current auditor. We filed amendments to those 8-Ks on July 27, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized officers.

         GenoMed, Inc.


By:      /s/ Dr. David Moskowitz
         -----------------------------
         Dr. David Moskowitz
         President/Chief Executive Officer/Chairman of the Board

DATED:  September 22, 2004