Form 10QSB
period 2004-09-30
GENOMED INC
filed 2004-11-23
CIK 1169417

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     As of November 17, 2004, we had 194,547,387 shares of our common stock outstanding.

                                      INDEX

PART I      CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements..............................   3
Item 2.     Management's Discussion and Analysis and Plan of Operation.....   8
Item 3.     Controls and Procedures........................................  13

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..............................................  14
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....  14
Item 3.     Defaults Upon Senior Securities................................  14
Item 4.     Submission of Matters to a Vote of Security Holders............  14
Item 5.     Other Information..............................................  14
Item 6.     Exhibits ......................................................  14

PART I.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                   (Unaudited)


------------------------------------------------------------------------  ------------------------
                                                                                   As of
                                                                             September 30, 2004
Assets

Current assets:
    Cash                                                                            $  855,250
    Employee advances                                                                    3,925
    Prepaids                                                                           298,625
Property and equipment, net                                                            110,751
                                                                                    ----------
Total Assets                                                                        $1,268,551
                                                                                    ==========
Liabilities and stockholders' equity

Current liabilities:
    Accounts payable and accrued expenses                                            $ 166,583
    Due to officers                                                                     46,023
                                                                                    ----------
        Total current liabilities                                                    $ 212,606
                                                                                    ----------
Stockholders' equity:
    Common stock, $.001 par value, 1,000,000,000 shares
        authorized, 194,502,387 shares issued and outstanding                          194,502
    Additional paid in capital                                                       7,724,434
    Subscribed common shares                                                            35,500
    (Deficit) accumulated during the development stage                              (6,898,491)
                                                                                    ----------
       Total Stockholders' equity                                                    1,055,945
                                                                                    ----------
Total current liabilities and Stockholders' equity                                  $1,268,551
                                                                                    ==========
See accompanying notes to the consolidated financial statements.


                                  GenoMed, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 2004 and 2003, and
     the Period From Inception (January 3, 2001) through September 30, 2004
                                   (Unaudited)


                                            Three Months      Three Months                         Nine Months       Inception
                                                Ended            Ended       Nine Months Ended       Ended           Through
                                            September 30,    September 30,     September 30,     September 30,    September 30,
                                                2004              2003             2004              2003             2004
                                           ---------------  ---------------  -----------------  ---------------  ---------------
Revenue                                      $     1,486       $     2,767      $     2,733       $     4,717       $     9,143

Operating expenses:
    Research and development                           -                 -                -                 -           333,264
    Selling, general and administrative
        expenses (credit)                     (2,117,172)          380,061        3,507,783         1,118,493         6,418,294
                                           ---------------  ---------------  -----------------  ---------------  ---------------

                                              (2,117,172)          380,061        3,507,783         1,118,493         6,751,558
                                           ---------------  ---------------  -----------------  ---------------  ---------------

Income (Loss) from operations                  2,118,658          (377,294)      (3,505,050)       (1,113,776)       (6,742,415)
Other (income) and expenses:
    Interest income                               (2,003)                -           (3,988)                -            (3,988)
    Impairment                                                           -                -                 -             6,939
    Interest expense                                   -            20,000                -            60,000           153,126
                                           ---------------  ---------------  -----------------  ---------------  ---------------
                                                  (2,003)           20,000           (3,988)           60,000           156,077
                                           ---------------  ---------------  -----------------  ---------------  ---------------
Net income (loss)                            $ 2,120,661       $  (397,294)     $(3,501,062)      $(1,173,776)      $(6,898,492)
                                           ==============   ===============  =================  ===============  ===============
Per share information - basic and diluted:
    Weighted average shares outstanding -
       basic                                 194,450,455       123,235,065      180,556,718       122,204,213       237,286,886
                                           ==============   ===============  =================  ===============  ===============
    Weighted average shares outstanding -
       diluted                               216,749,010       123,235,065      180,556,718       122,204,213       237,286,886
                                           ==============   ===============  =================  ===============  ===============

    Net income (loss) per share - basic            $0.01            $(0.00)          $(0.02)           $(0.01)           $(0.03)
                                           ==============   ===============  =================  ===============  ===============
    Net income (loss) per share - diluted          $0.01            $(0.00)          $(0.02)           $(0.01)           $(0.03)
                                           ==============   ===============  =================  ===============  ===============


See accompanying notes to the condensed consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flow
               Nine Months Ended September 30, 2004 and 2003, and
     the Period From Inception (January 3, 2001) Through September 30, 2004
                                   (Unaudited)


                                                                Nine Months        Nine Months
                                                                   Ended              Ended         Inception Through
                                                               September 30,      September 30,       September 30,
                                                                   2004                2003               2004
                                                               -------------      -------------     -----------------
Cash flow from operating activities:
Net cash (used in) operating activities                          $ (923,907)         $ (29,940)        $(1,805,184)
                                                               -------------      -------------     -----------------

Cash flows from investing activities:
Net cash (used in) investing activities                              (8,473)                 -            (218,727)
                                                               -------------      -------------     -----------------

Cash flows from financing activities:
Net cash provided by financing activities                         1,776,161             26,500           2,879,161
                                                               -------------      -------------     -----------------

Net increase in cash                                                843,781             (3,440)            855,250

Beginning - cash balance                                             11,469             13,031                   -
                                                               -------------      -------------     -----------------

Ending - cash balance                                            $  855,250             $9,591         $   855,250
                                                               =============      =============     =================


See accompanying notes to the condensed consolidated financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements as of December 31, 2003, the years ended December 31, 2003 and 2002 and the period from inception (January 3, 2001) through December 31, 2003 including notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003.

(2)  EARNINGS PER SHARE

Net income (loss) per share is calculated as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the three-month period ended September 30, 2003, the nine-month periods ended September 30, 2004 and 2003 and the period from inception (January 3, 2001) through September 30, 2004, common stock equivalents were not considered, as their effect would be anti-dilutive. All common stock equivalents included in dilutive shares outstanding for the nine-month period ended September 30, 2004 were from stock options.

(3)  NOTE PAYABLE - AFFILIATE

At December 31, 2003, GenoMed, Inc. (the "Company") had an outstanding note aggregating $1,000,000, which had been advanced by an affiliated entity by virtue of stock ownership in the Company. The note bears interest at 8% per annum and is due on January 1, 2005. The note may be converted into common shares of the Company as follows:

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

(4)  STOCKHOLDERS' EQUITY

During the three and nine month periods ended September 30, 2004, the Company charged $7,500 and $29,250, respectively, to operations pursuant to our agreement to issue 500,000 shares of common stock at various dates in accordance with the terms of advisory board contracts. As of September 30, 2004, June 30, 2004 and March 31, 2004, 100,000 shares, 75,000 shares, and 75,000 shares, respectively, had been earned and had not been issued. The shares have been valued at the trading price of the stock as of the measurement date. The above amount has been included as subscribed common shares. Through September 30, 2004, an aggregate of 850,000 shares with a value of $44,250 have been earned pursuant to the advisory board contracts.

During March 2002, the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of our common stock on the exercise date. The options may be exercised after May 6, 2002 for a period of 10 years as to 12,500,000 options and after November 6, 2002 for a period of 10 years as to 25,000,000 options. The change in the discount from the fair market value of the common stock related to the options will be charged to operations as general and administrative expenses during the period from the grant date to the exercise date. During the three months ended September 30, 2004, $2,400,000 was credited to operations related to these options. During the nine months ended September 30, 2004, $600,000 was charged to operations related to these options.

During the three months ended March 31, 2004, the Company issued an aggregate of 10,716,327 shares of common stock to an affiliate who held the note described in
Note 3 for cash aggregating $480,000. In addition, the Company issued 12,737,995 shares of common stock to this affiliate related to the conversion of $333,738 in debt. The discount on these shares of $2,222,757 had been charged to operations during the period. In addition, the affiliate forgave the balance of $1,000,000 due on the note payable described in Note 3, which has been recorded as a contribution to capital.

During the three months ended March 31, 2004, the Company issued 33,464,230 shares of common stock to Advanced Optics Electronics for $900,000 in cash. These shares were sold at a discount from the trading price of our common stock.

During the three and nine month period ended September 30, 2004, the Company issued 77,778 and 6,495,563 shares of common stock to Pierpoint Investissements SA ("Pierpoint") and its designees for $3,500 and $308,950, respectively, in cash. These shares were sold at a discount from the trading price of our common stock. Under the Company's agreement with Pierpoint, Pierpoint is entitled to 5,000,000 warrants to purchase our common stock with a strike price fixed at the 30-day average immediately prior to the exercise of the warrants less a discount of 50% with a two-year expiry date from issue. As of September 30, 2004, the warrants to Pierpoint had been earned but not issued.

During the three and nine month periods ended September 30, 2004, employees and board members exercised 100,000 and 1,869,231 options and received 100,000 and 1,869,231 common shares for cash of $1,000 and $45,462, respectively.

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

RESULTS OF OPERATIONS

Because we earned only minimal revenue from operations during the three and nine month periods ended September 30, 2004 and 2003, this report does not contain an analysis of our operating results or a comparison of those results from period to period.

We recorded net income of $2,118,658 in the six months ended September 30, 2004, as compared to a net loss of $377,294 for the six months ended September 30, 2003. The net income amount resulted from a selling, general and administrative credit of $2,400,000 for the quarter attributable to variable rate options granted to our President. Fluctuations in the market price of our stock result in expense related to those options when the market price of our stock increases, and a credit related to those options when the market price decreases. Recurring selling, general and administrative expenses during the quarter were $282,828.

RECENT DEVELOPMENTS

We received a fair amount of media attention to our activities during the quarter ended September 30, 2004. In July, the initial case series of 8 patients with West Nile virus encephalitis was published in an issue of "Current Topics of Medicinal Chemistry," a peer review journal. Also in July, KTVI, the Fox television network affiliate in St. Louis, aired a news segment profiling our unusual and highly successful approach to treatment of West Nile Virus Encephalitis. As part of the two-part segment that aired over two nights, Dr. Moskowitz was interviewed and gave details of his research. In August, Dr. Moskowitz was also a speaker at two conferences. On August 2, Dr. Moskowitz spoke at the Second Annual Disease Management Conference on the topic "Genomic and Biotechnology Applications to Disease Management," and on August 4, Dr. Moskowitz spoke at the Third Annual FACES Conference on the topic "A Novel Approach to Encephalitis."

In September, we created a Business Advisory Board. Dr. Dennis A. Robbins, a national expert in ethics and clinical reimbursement, serves as the Chairman for the Business Advisory Board. Dr. Joel Brill, a national expert in predictive modeling and physician reimbursement, was also named to serve as a member of the Business Development Advisory Board.

Also in September, we created an Ethical, Legal and Social Issues (ELSI) Committee within its SAB to reflect the guiding principles of the Human Genome Project. The ELSI Committee is chaired by Dr. Dennis A. Robbins, PhD, MRP. The ELSI Committee also consists of the following individuals:

     o Sylvia Johnson, PhD, the Director of Research and Epidemiology for the United Automobile Aerospace and Agricultural Implement Workers of America (UAW), the largest union in the world.

     o David Sundwall, MD , a center of influence in health policy and standards in the clinical laboratory world. Dr. Sundwall is Chairman of the Center of Disease Control's Clinical

          Laboratory  Improvement Act Advisory  Committee and the Senior Medical
          and   Scientific   Officer  of  the   American   Clinical   Laboratory
          Association.

     o Sherly Dasco, PhD (medical genetics), JD who was recently named the number one health attorney in Texas.

     o David W. Moskowitz, MD, CEO and Chief Medical Officer for GenoMed, who discovered that ACE is a "master" disease gene: and


We moved into our new office space in St. Louis, Missouri. The lab space on the premises has been renovated so we can perform sample processing in-house.

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

LIQUIDITY AND CAPITAL RESOURCES

We anticipate the following expenses will be incurred over the next 12 months:

         Type                                        Estimated Amount
         ----                                        ----------------

Salaries *                                               $550,000

Operating expenses **                                     200,000

Genotyping                                                700,000

Sample Collection                                          50,000

Marketing                                                  50,000
                                                       ----------
Total                                                  $1,600,000
                                                       ==========

*Includes six staff members and salaries and benefits

**Operating Expenses include office rent, utilities, insurance, legal and accounting expenses, also general lab supplies


Our cash on hand at September 30, 2004 was approximately $855,000, or approximately $745,000 less than the amount of cash expenditures projected above, barring unforeseen expenses. We have generated almost no revenues and have accumulated a net loss of $6,898,492 since inception. Almost all of our cash on hand was derived from third-party investments. We hope to fund the remaining $745,000 in expenses from third-party investments, although there can be no assurance we will obtain sufficient funds for that purpose. We cannot predict when our revenues will be sufficient to sustain operations. We anticipate being completely dependent on equity investments to fund operations for the foreseeable future. If we cannot obtain sufficient funds to meet these obligations, or if we incur greater expenses than anticipated, we may not be able to remain in business. If we are not able to generate sufficient funds to support operations or meet our obligations, we may be required to file for reorganization or liquidation under the Bankruptcy Code, or our creditors may file an involuntary bankruptcy proceeding against us.

If any of these foregoing events occur, you could lose your entire investment in our shares.

Item 3. CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer do not have accounting or finance backgrounds or formal training in accounting, finance or financial reporting. We can give no assurance that our procedures for monitoring disclosure controls and procedures or internal control over financial reporting are adequate.

     Our lack of experience in accounting, finance and financial reporting represents a material weakness in our disclosure controls and procedures.



                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2004, we issued an aggregate of 77,778 shares of common stock to Pierpoint Investissements SA and certain of its designees for an aggregate of $3,500 in cash. These sales were made in private placements in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933. Pierpoint represented to us that these investors were accredited investors. We placed restrictive legends on all certificates issued.

Item 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-B


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

         GenoMed, Inc.


By:      /s/ David Moskowitz
         ------------------------
         Dr. David Moskowitz
         President/Chief Executive Officer/Chairman of the Board

DATED:  November 22, 2004