Form 10KSB
period 2004-12-31
GENOMED INC
filed 2005-04-04
CIK 1169417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2004

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

               9666 Olive Blvd Suite 310 St Louis, Missouri 63132
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (314) 983-9933

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

-------------------                    -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
 ------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $3,186

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Trading on March 4, 2005 was at a high of $0.081 and a low of $0.075 based on a volume 406,500 shares.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

As of December 31, 2004, there were 195,232,824 shares of our common stock issues and outstanding. As of March 4, 2005, there were 197,001,040 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated the following documents by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004



PART I............................................................................................................1
   Item 1.      Description of Business...........................................................................1
   Item 2.      Description of Property...........................................................................8
   Item 3.      Legal Proceedings.................................................................................8
   Item 4.      Submission of Matters to a Vote of Security Holders...............................................8

PART II...........................................................................................................8
   Item 5.      Market for Common Equity and Related Stockholder Matters..........................................8
   Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operation.............11
   Item 7.      Financial Statements.............................................................................14
   Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.............15

PART III.........................................................................................................15
   Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
                the Exchange Act.................................................................................15
   Item 10.     Executive Compensation...........................................................................18
   Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...21
   Item 12.     Certain Relationships and Related Transactions...................................................22
   Item 13.     Exhibits and Reports on Form 8-K.................................................................22
   Item 14.     Principal Accountant Fees and Services...........................................................25


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

On November 9, 2001, we executed an Agreement and Plan of Share Exchange with Genomic Medicine, LLC, a Delaware Limited Liability Company formed on February 9, 2001, and its sole owner, whereby we acquired 100% of all of the issued and outstanding shares of Genomic Medicine, LLC, a Medical Genomics development stage company with no revenue or revenue generating operations. Under the terms of this agreement, we were required to make a $1,000,000 investment in Genomic Medicine, LLC during the initial 12 months from the date of the agreement in return for our immediate issuance of 12,500,000 shares of our common stock to Genomic Medicine's sole principal, Dr. David Moskowitz, which we issued on November 9, 2001. In addition, we agreed to issue an additional 37,500,000 shares of our common stock to Dr. Moskowitz. Genomic Medicine, LLC's officers and directors then became our officers and directors, and Genomic Medicine, LLC became our wholly owned subsidiary. In November 2001, in conjunction with our acquisition of Genomic Medicine, LLC, our new and current Board of Directors decided to cease doing business in the e-commerce area of selling toys, games, merchandise, and educational products. We made this decision due to the declining nature of the e-commerce business and because we adopted Genomic Medicine's business of medical genomics, which we believed held greater business potential than e-commerce.

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

As of December 31, 2004, we had 195,232,824 shares outstanding. As of December 31, 2004, we had 45,500,000 options outstanding. As of March 4, 2005, we had 197,001,040 shares outstanding.

                             HOW YOU MAY CONTACT US

We are located at 9666 Olive Boulevard, Suite 310 in St. Louis, Missouri. Our telephone number is 314-983-9933.

BUSINESS OVERVIEW

Medical Genomics is the study of how genes function in the cause, progression and treatment of disease. We are a Medical Genomics company that intends to translate knowledge of disease genes into the development of new treatments, better use of existing therapies and creation of more accurate gene-based tests for known diseases. To date, we have developed treatment products for four diseases (diabetes, hypertension, emphysema and psoriasis) and are currently studying many more, but we have generated revenues of only $9,569. We intend to identify as many disease genes as possible which contribute to specific diseases, with a concentration on common cancers. These disease associated genes can then serve as targets for new drug development, enabling the creation of new medicines for treating human diseases and also as an early warning system to diagnose disease in patients before any symptoms occur. Accordingly, we plan to develop a comprehensive database of disease-causing genes so that we can predict with reasonable confidence what diseases a person may experience during his or her lifetime and whether a particular drug is likely to aid treatment.

OUR RESEARCH AND DEVELOPMENT APPROACH

The human genome, which contains all the genetic instructions for each human being, is vast since it contains over 3 billion letters and more than 30,000 genes. Our research and development focuses upon recording and cataloguing variations in the letters between two groups: (a) "cases," which refer to the group of specific patients that have a disease; and (b) "controls," which refer to the group of people without the disease. These variations involve changes in a single letter or base, known as a nucleotide and so are called "single nucleotide polymorphisms," otherwise known as SNPs. SNPs that appear at a much higher frequency among patients with a particular disease than among people of the same ethnic group without that disease are defined as disease-associated SNPs. How significant the association is between a disease-associated SNP and the disease can be measured statistically. We use SNPs which we believe have a high likelihood of being the cause or the functional part of the disease which we refer to as regulatory SNPs. This approach assumes that SNPs in the regulatory regions of each gene control how much protein is eventually produced from that gene. As a result, we believe that these are the best SNPs to analyze and include in our database. The higher the statistical correlation between a particular SNP and a given disease, the more important is the gene containing that SNP for causing the disease. Genes with the highest statistical correlation with the disease make excellent drug targets for treating and/or delaying the onset of a particular disease.

During 2004 we focused solely on identifying genes for common cancers, since we believe we can already treat cardio-vascular disease effectively. Cancer-causing genes affect a large population base with ample opportunities for disease-gene related products and services. The first samples collected involved lung, prostate, colon, breast, pancreas and ovarian cancers in Caucasians.

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

OUR SAMPLING AND COLLECTION PROCESS

We intend to sample disease populations throughout the world. We will use the data derived from our sampling to conduct comparative studies of disease-predisposition genes across ethnic groups. Some genes will be found to be common for a disease among all of the people of the world, while other genes will be private to just one or two closely related ethnic groups. Practically, our sampling and collection process will involve multiple sampling operations on multiple continents. For instance, with respect to Caucasians, sampling has been conducted in the United States. If we were to find replication of a disease gene in multiple populations in the United States, that would be strong evidence that the disease association is real for Caucasians. Similarly, the same disease is sampled across multiple ethnicities such as African, Hispanic, and Asian. A disease gene appearing in more than one ethnic group may be more important in causing the disease than a gene which appears in only one ethnic group.

GENOTYPING

Genotyping consists of two phases: screening, wherein a relatively small number of cases and controls are genotyped at a large number of SNPs, and validation, wherein a considerably larger number of cases and controls are genotyped at a small number of SNPs.

DATA ANALYSIS

Our approach requires analysis of voluminous amounts of data. Using a neural-net approach, these data can be analyzed on a single desktop computer.

OUR REVENUE MODEL

To date we have earned only $9,569 of revenues. Our revenue model is based upon licensing and/or collecting royalties from:

o Discovery of new drugs for common diseases (traditional biotechnology business model);
o    Use of  existing  drugs  for  new  clinical  indications  (Next  Generation
     DM(TM)); and
o    Gene-based diagnostic tests.

Our licensing fees will be derived from our agreements with individual patients and their physicians. We will attempt to derive licensing fees also from pharmaceutical companies, large domestic and foreign health care systems, disease management companies, and pharmacy benefit management companies.

Currently, a patient can subscribe to our Clinical Outcomes Improvement Program(TM) for $67 a month. We have seven such agreements.

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

COMPETITION

The gene identification research and development field is extremely competitive and is characterized by rapid technological change. Our competitors have substantially greater financial, scientific, and human resource, and, as a result greater research and product development capabilities. In addition, our competitors have greater experience in marketing gene-related products. These competitive advantages provide our competitors with greater potential to develop revenue streams deriving from:

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

For any investigational new drug applications, we or our strategic partner will be required to select qualified investigators to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with Federal Drug Administration regulations and the general investigational plan and protocols contained in the investigational new drug application. These qualified investigators are usually physicians with medical institutions. Human trials are normally done in three phases:

o Phase I trials are concerned primarily with the safety and preliminary activity of the drug and involve fewer than 100 subjects. This phase may take from six months to over a year to complete.
o Phase II exploratory trials normally involve a few hundred patients, but in some cases may involve fewer. Phase II trials are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined.
o Phase III confirmatory trials are expanded trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its overall safety and effectiveness.

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

PRODUCT LIABILITY

The design, development, and manufacture of drug products or diagnostic tests resulting from our gene patents involve an inherent risk of product liability claims and damage to our brand name reputation. Such claims may involve allegations of product failure or harm caused by the drug product. We currently do not maintain product liability insurance.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We do not use raw materials in our business.

CUSTOMER DEPENDENCY

Our customers consist of male and female patients and health plans. Although we are not currently dependent and do not plan on being dependent upon any single customer or group of customers, there are no assurances that we will not become dependent upon a health plan customer in the future.

INTELLECTUAL PROPERTY

We currently have four non-provisional patents related to ACE as a "master" disease gene, a treatment for lung immaturity in newborns and a medical treatment for kidney failure that does not involve dialysis. We also hold additional provisional patents for cancer-associated SNPs and genes.

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

GOVERNMENT APPROVAL REQUIREMENTS

As described above, the nature of our business requires approval of patents with the U.S. Patent and Trademark Office and of any future drugs by the Federal Drug Administration. Apart from these approvals, we are not aware of any government approval of our potential future products that are required.

RESEARCH AND DEVELOPMENT

During 2002 and 2003, we spent no funds on research and development. In 2004 we spent $613,709 on research and development. From the period of inception to December 31, 2004, we have spent $946,973 on research and development.

COSTS ASSOCIATED WITH ENVIRONMENTAL COMPLIANCE

Our costs associated with environmental compliance are minimal since we are not involved in manufacturing the product that may be developed as a result of our genomics research and development. We pay only those costs required to safely run our house lab. Safety items include sterile supplies, latex gloves, safety glasses etc. Our overall expenses have averaged less than $1,000 each year and are accounted for in the operational expense line item in the expected expense budget.

EMPLOYEES

We have no part-time employees. As of December 31, 2004, we had 6 full-time employees, our Chairman of the Board and Chief Executive Officer, Chief Financial Officer (Robyn Owens), Chief Scientific Officer (Paula Hempen), Chief Technical Officer (Andrew O'Guin), Chief of Bioinformatics (Ali Awan) and Vice President of Marketing (Ellen Jones). Dr David Moskowitz is our CEO responsible for directing our Board of Directors, overseeing all research and development and marketing issues, and supervising all medically-related activities. Additionally, Dr. David Moskowitz is ultimately responsible for our overall administration and operation, including finance, marketing, and personnel.

ITEM 2.  DESCRIPTION OF PROPERTY

In September 2004 we moved all of our operations to a 1903 square feet space located at 9666 Olive Boulevard, Suite 310, St. Louis, Missouri 63132, which we rent pursuant to a five year lease.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to dispute and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Pink Sheets under the symbol GMED. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Below is the market information pertaining to the range of high and low bid information of our common stock for each quarter within the last two fiscal years:

                  2003                 HIGH               LOW
                  Fourth Qtr.         $0.050            $0.026
                  Third Qtr           $0.035            $0.020
                  Second Qtr          $0.120            $0.007
                  First               $0.015            $0.005

                  2004                 HIGH               LOW
                  Fourth Qtr.         $0.130            $0.051
                  Third Qtr           $0.190            $0.051
                  Second Qtr.         $0.370            $0.115
                  First Qtr.          $0.280            $0.035

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

COMMON STOCK. We are authorized to issue 1,000,000,000 shares of common stock at $.01 par value. As of December 31, 2004, there were 195,232,824 shares of our common stock outstanding. As of March 4, 2005, there were 197,001,040 shares of common stock outstanding held of record by 636 stockholders.

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

HOLDERS

As of March 4, 2005, we had 636 holders of record of our common stock. We have one class of common stock outstanding.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no securities that are authorized for issuance under any equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements.

The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this plan of operations, GenoMed, Inc. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should," "anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, which are more fully discussed in our periodic filings which are available for review at www.sec.gov: (a) during 2004, our Plan of Operations was substantially delayed due to lack of financing; (b) if we are not awarded patents or licenses, we will never market potential products and our potential revenues will be negatively affected; (c) our business may be adversely affected by regulatory costs which would negatively affect our potential profitability; (d) because our genomics method of gene identification is a relatively new gene identification method, the public or prospective strategic partners may not accept it as an acceptable gene identification method, which would negatively affect our operations and potential revenues; (e) our competitors may develop and respond to gene procedures and products before us due to their superior financial and technical resources and superior technologies; (f) we may be subject to medical or product liability claims that will negatively affect our potential profitability and may lead to losses; (g) because we will lack control over the outsourcing of sample collection, genotyping and data analysis, our quality control and brand name reputation may be negatively affected; (h) if we fail to recruit test patients for our clinical trials, our development of potential products will be delayed which would negatively affect our potential revenues;
(i) if our strategic partners fail to obtain Federal Drug Administration approval, our costs may increase and our revenues may decrease; (j) our entire business plan is dependent upon forming strategic alliances or acquisitions or partnership alliances with others for which there are no assurances, and if we fail to do so we will never generate any revenues; (k) if we fail to abide by the terms of our acquisition agreement in which we acquired Genomic Medicine, LLC, the acquisition could be rescinded and we would have no business or ability to generate revenues; (l) if we fail to conduct adequate due diligence regarding our strategic alliances or acquisitions and partnership alliances, we will be subject to increased costs and operational difficulties; (m) our management decisions are made by our President/Chief Executive Officer/Chairman of the Board/ Chief Medical Officer, Dr. David Moskowitz and if we lose his services, our operations will be negatively impacted; (n) we have issued a substantial amount of our common stock in connection with funding that we obtained, which substantially dilutes the value of your shares; and (o) we have a substantial amount of options outstanding, which if exercised, will result in the issuance of shares of our common stock, which will substantially dilute the value of your shares.

PLAN OF OPERATIONS

We have estimated the following expenses totaling $1,703,600 over the next year:

                                              Annual
         Type Expenditures               Estimated Amount
         -------------------            ------------------
         Salaries                           $  600,000
         -------------------            ------------------
         Operating Expenses                 $  200,000
         -------------------            ------------------
         Genotyping                         $  703,600
         -------------------            ------------------
         Sample
         Collection                         $  100,000
         -------------------            ------------------
         Marketing                          $  100,000
         -------------------            ------------------
         Total                              $ 1,703,600
                                        ==================

We intend to satisfy these estimated total expenditures through our cash as of March 15, 2005 of approximately $302,400 and revenues or a private placement of our equity Securities.

We have made significant changes during 2004 due to an increase in investments. There has been extensive advertising and marketing in general but specifically in the St. Louis area. We have added five full time staff members, three to work on ongoing clinical research, one for marketing and one for finance. We have applied for several additional patents, which has resulted in an increased in expenses, including attorneys fees.

In the next year, we will focus on validating genotyping, as well as continuing to perform screening genotyping for the common cancers such as lung, prostate, colon, breast and pancreas. We also plan to continue processing blood samples from people with diseases of interest, purifying DNA and working on provisional patients. We will market to several possible resources including, providers, employers physicians and individuals. We intend on securing funds through revenues and private placement of equity securities in additional to the current Pierpoint Investissement agreement.

Our goal is to generate $100,000 in revenues from marketing in 2005. To accomplish this goal, we plan to market directly to the following sources:

1. Direct to Practioners- MD, DO family practice residency programs, general internists and clinically oriented medical schools such as Texas Tech University, Health Science Center and University of Kentucky-Lexington
2.   Health Plans
3.   Direct to Consumers-Atlanta, Chicago, Washington, DC, New York, Los Angeles
4.   Indian Tribes

5.   Hispanic and African American Patients
6.   State Medicaid Offices-Missouri Florida Tennessee
7.   Employers
8.   Overseas National Health Services

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

Liquidity and Capital Resources

Cash at December 31, 2004 amounted to $522,371. We have experienced significant losses from our operations. For the period ended December 31, 2004, we incurred a net loss of $4,271.293. For the period from our inception at January 3, 2001 to December 31, 2004, we incurred a net loss of $7,668,722.

ITEM 7.  FINANCIAL STATEMENTS

                                  GenoMed, Inc.
                          (A Development Stage Company)
                        Consolidated Financial Statements
                                December 31, 2004


                                                                                           Page
                                                                                        -----------
Report of Independent Registered Public Accounting Firm
     - Stark Winter Schenkirn & Co. LLP                                                     F-1
Report of Independent Registered Public Accounting Firm
     - Rubin, Brown, Gornstein & Co. LLP                                                    F-2
Consolidated Balance Sheet - December 31, 2004                                              F-3
Consolidated Statements of Operations - The Years Ended
     December 31, 2004 and 2003 and the Period From
     Inception (January 3, 2001) to December 31, 2004                                       F-4
Consolidated Statement of Stockholders' Equity
     For the Period From Inception (January 3, 2001)
     to December 31, 2004                                                                   F-5
Consolidated Statement of Cash Flows - The Years Ended
     December 31, 2004 and 2003 and the Period the Period From
     Inception (January 3, 2001)                                                            F-9
Notes to Consolidated Financial Statements                                             F-11 to F-20


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
GenoMed, Inc.

We have audited the accompanying consolidated balance sheet of GenoMed, Inc. (A Development Stage Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2003, and the period from inception (January 3, 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenoMed, Inc. (A Development Stage Company) as of December 31, 2003, and results of its operations and its cash flows for the year ended December 31, 2003, and the period from inception (January 3, 2001) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Stark Winter Schenkein & Co., LLP
Denver, Colorado

April 5, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
GenoMed, Inc.

We have audited the accompanying consolidated balance sheet of GenoMed, Inc. and subsidiary (A Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and the period from inception (January 3, 2001) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GenoMed, Inc. and subsidiary for the year ended December 31, 2003 and for the period from inception (January 3, 2001) to December 31, 2003, were audited by other auditors whose report thereon, dated April 5, 2004, expressed an unqualified opinion. Our opinion, insofar as it relates to the amounts included from the period from inception (January 3, 2001) to December 31, 2003, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenoMed, Inc. and subsidiary (A Development Stage Company) as of December 31, 2004, and results of their operations and their cash flows for the year ended December 31, 2004, and the results of their operations and their cash flows for the period from inception (January 3, 2001) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no guaranteed financing to fund future operations and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rubin, Brown, Gornstein & Co., LLP

St. Louis, Missouri
March 30, 2005

                                  GenoMed, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004


                  ASSETS
                  CURRENT ASSETS:
                        Cash and cash equivalents                                            $522,371
                        Receivables, net of allowance of $27,500                               94,305
                        Inventory                                                              10,530
                        Other current assets                                                    2,220
                                                                                      ----------------
                  Total current assets                                                        629,426

                  PROPERTY AND EQUIPMENT, NET                                                 149,268
                                                                                      ----------------

                                                                                             $778,694
                                                                                      ----------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  CURRENT LIABILITIES:
                        Accounts payable                                                     $ 43,170
                        Accrued expenses                                                      361,378
                        Due to officer                                                         48,906
                                                                                      ----------------
                  Total current liabilities                                                   453,454

                  STOCKHOLDERS' EQUITY:
                        Common stock, $.001 par value,
                        1,000,000,000 shares authorized,
                        195,232,824 shares issued and outstanding                             195,233
                        Additional paid in capital                                          7,758,729
                        Subscribed shares                                                      40,000
                        Deficit accumulated during the development stage                  (7,668,722)
                                                                                      ----------------
                  Total stockholders' equity                                                  325,240
                                                                                      ----------------

                                                                                             $778,694
                                                                                      ----------------

                                  GenoMed, Inc.

                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   The Years Ended December 31, 2004 and 2003
      and the Period From Inception (January 3, 2001) to December 31, 2004


                                                                       Year Ended         Year Ended        Inception to
                                                                      December 31,       December 31,       December 31,
                                                                          2004               2003               2004
                                                                   ------------------- ------------------ -----------------

Revenue                                                                        $3,186             $6,410            $9,596

Operating expenses:
   Research and development
                                                                              613,709                  -           946,973
   Selling, general and administrative expenses
                                                                            3,666,176          1,219,757         6,576,686
  Impairment of web site
                                                                                    -                  -             6,939
                                                                   ------------------- ------------------ -----------------


                                                                           $4,279,885          1,219,757         7,530,598
                                                                   ------------------- ------------------ -----------------

Loss from operations                                                      (4,276,699)        (1,213,347)       (7,521,002)

Other (income) and expenses:
  Interest income
                                                                              (5,469)                  -           (5,469)
  Interest expense
                                                                                   63             86,000           153,189
                                                                   ------------------- ------------------ -----------------


                                                                              (5,406)             86,000           147,720
                                                                   ------------------- ------------------ -----------------

Net loss                                                                 $(4,271,293)       $(1,299,347)      $(7,668,722)
                                                                   ------------------- ------------------ -----------------

Per share information - basic and diluted:
  Weighted average shares outstanding - basic                             184,110,710        122,830,727       234,599,359
                                                                   ------------------- ------------------ -----------------
  Weighted average shares outstanding - diluted                           184,110,710        122,830,727       234,599,359
                                                                   ------------------- ------------------ -----------------

  Net income (loss) per share - basic                                         $(0.02)            $(0.01)           $(0.03)
                                                                   ------------------- ------------------ -----------------
  Net income (loss) per share - diluted                                       $(0.02)             $0.01)           $(0.03)
                                                                   ------------------- ------------------ -----------------

                                  GenoMed, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
      For the Period From Inception (January 3, 2001) to December 31, 2004


                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                                          Additional   Subscribed     During the
                                                       Common Stock        Paid in       Common      Development
                                                  Shares        Amount     Capital       Shares         Stage             Total
                                              -------------   --------   -----------   -----------   -----------      -------------
Common shares issued for cash
                at $.00002 per share during
                January 2001                   500,000,000    $ 10,000   $        -     $       -    $         -       $    10,000
Common shares issued for
                services at $.00002 per
                share during March 2001        103,810,000       2,076            -             -              -             2,076
Contribution to capital                                  -           -          500
Return of common shares in
                November 2001                 (500,000,000)          -            -             -              -                -
Common shares issued for the
                acquisition of subsidiary
                at $.005 per share during
                November 2001                   12,500,000      12,500       50,000             -              -            62,500
Unissued common shares
                related to the acquisition
                of subsidiary at $.005 per
                share during November 2001               -           -            -       187,500              -           187,500
Stock compensation for
                unissued shares earned by
                consultant                               -           -            -        40,000              -            40,000
Reclassification of paid in
                capital to adjust par value
                of common shares                         -      50,000      (50,500)            -              -
Net (loss) for the period                                -           -            -             -       (516,596)         (516,596)
Balance at December 31, 2001
                                              -------------   --------   -----------   -----------   -----------      -------------
                (Restated)                     116,310,000      75,076            -       227,500       (516,596)         (214,020)

Stock options issued to
                settle employment contract               -           -      144,000             -              -           144,000
Stock options issued for
                services                                 -           -      351,000             -              -           351,000
Issuance of shares
                subscribed for                   4,000,000       4.000      236,000       (40,000)             -           200,000
Contribution of value of
                unissued shares related to
                acquisition                              -           -      187,500      (187,500)             -                 -
Reclassification of amount
                due to shareholder                       -           -      (46,023)            -              -           (46,023)
Reclassification of paid
                in capital                               -      41,234      (41,234)            -              -                 -
Stock compensation for
                unissued shares earned by
                advisory board                           -           -            -         3,000              -             3,000
Unissued shares due pursuant
                to private placement for
                cash at $.013 per share                  -           -            -        10,000              -            10,000
Net (loss) for the year                                  -           -            -             -     (1,581,486)       (1,581,486)
                                              -------------   --------   -----------   -----------   -----------      -------------
Balance at December 31, 2002                   120,310,000     120,310      831,243        13,000     (2,098,082)       (1,133,529)

Stock compensation for
                unissued shares earned by
                advisory board                           -           -            -        12,000              -            12,000
Issuance of subscribed shares                      769,231         769        9,231       (10,000)             -                 -
Value of variable price
                stock options                            -           -      912,000             -              -           912,000
Common shares issued for cash
                at $.01 per share                  187,500         188        1,312             -              -             1,500
Common shares issued for cash
                at $.015 per share               1,666,667       1,667       23,333             -              -            25,000
Common shares issued for cash
                at $.02 per share                2,364,962       2,365       42,635             -              -            45,000
Discount on shares issued
                to affiliate                             -           -       11,950             -              -            11,950
Common shares issued
                as commission                      116,667         116         (116)            -              -                 -
Common shares issued for
                services at $.02 per share          91,000          91        1,729             -              -             1,820
Common shares issued for
                services at $.03 per share         185,000         185        5,365             -              -             5,550
Net (loss) for the year                                  -           -            -             -     (1,299,347)       (1,299,347)
                                              -------------   --------   -----------   -----------   -----------      -------------
Balance at December 31, 2003                   125,691,027     125,691    1,838,682        15,000      3,397,429)       (1,418,056)
Stock compensation for
                unissued shares earned by
                advisory board                           -           -            -        34,500              -            34,500
Issuance of subscribed shares                    1,077,778       1,078        8,422        (9,500)             -                 -
Value of variable price
                stock options                            -           -      600,000             -              -           600,000
Discount on shares issued
                to affiliate                             -           -    2,222,757             -              -         2,222,757
Common shares issued to satisfy
                payable to affiliate            12,737,995      12,738      321,000             -              -           333,738
Forgiveness of debt to affiliate as
                a capital contribution                   -           -    1,000,000             -              -         1,000,000
Common shares issued for cash
                at $.01 per share                  200,000         200        1,800             -              -             2,000
Common shares issued for cash
                at $.02 per share                4,703,669       4,704       95,296             -              -           100,000
Common shares issued for cash
                at $.03 per share               33,464,230      33,464      879,287             -              -           912,751
Common shares issued for cash
                at $.045 per share               6,787,785       6,788      298,662             -              -           305,450
Common shares issued for cash
                at $.05 per share                1,254,668       1,255       62,207             -              -            63,462
Common shares issued for cash
                at $.06 per share                6,012,658       6,012      373,987             -              -           379,999
Common shares issued for services
                at $.02 per share                3,148,014       3,148       45,759             -              -            48,907
Common shares issued for services
                at $.05 per share                   45,000          45        1,980             -              -             2,025
Common shares issued for services
                at $.07 per share                  100,000         100        6,900             -              -             7,000
Common shares issued for services
                at $.20 per share                   10,000          10        1,990             -              -             2,000
Net loss for the year                                    -           -            -             -     (4,271,293)       (4,271,293)
                                              -------------   --------   ------------  -----------   -----------      -------------
Balance at December 31, 2004                   195,232,824    $195,233   $7,758,729     $  40,000    $(7,668,722)      $   325,240
                                              =============   ========   ============  ===========   ===========      =============


                                  GenoMed, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   The Years Ended December 31, 2004 and 2003
      and the Period From Inception (January 3, 2001) to December 31, 2004


                                                                           Year Ended           Year Ended             Inception to
                                                                          December 31,         December 31,            December 31,
                                                                              2004                 2003                    2004

                               CASH FLOWS FROM OPERATING ACTIVITIES
                                                           Net loss      (4,271,293)           (1,299,347)               (7,668,722)
                      Adjustments to reconcile net loss to net cash
                                      used in operating activities:
                                      Depreciation and amortization          30,652                28,893                    89,689
                     Common stock issued for services and other non
                                                         cash items         644,795               943,320                 2,532,168
                                          Discount on shares issued       2,222,757                                       2,222,757
                                                                                                         -
                                             Impairment of web site               -                                           6,939
                                                                                                         -
                                             Provision for bad debt          27,500                                          27,500
                                                                                                         -
                                  Change in assets and liabilities:
                                    Increase in accounts receivable        (121,805)                                       (121,805)
                                                                                                         -
                                              Increase in inventory         (10,530)                                        (10,530)
                                                                                                         -
                                   Increase in other current assets          (2,220)                                         (2,220)
                                                                                                         -
                            Increase (decrease) in accounts payable          (4,152)               (3,410)                   43,170
                                       Increase in accrued expenses         361,378                                         361,378
                                                                                                         -
                                       Increase in accounts payable
                                  and accrued expenses - affiliates          31,538               257,482                   547,019
                                         Decrease in due to officer         (48,907)                                        (48,907)
                                                                         -----------              --------               -----------
                              NET CASH USED IN OPERATING ACTIVITIES      (1,140,287)              (73,062)               (2,021,564)
                                                                         -----------              --------               -----------

                               CASH FLOWS FROM INVESTING ACTIVITIES
                                 Purchase of property and equipment         (35,642)                     -                 (237,896)

                          Investment in intangible asset - web site                -                     -                   (8,000)
                                                                         -----------              --------               -----------
                               NET CASH USED IN INVESTING ACTIVITIES        (35,642)                     -                 (245,896)
                                                                         -----------              --------               -----------


                               CASH FLOWS FROM FINANCING ACTIVITIES
                   Increase (decrease) in note payable - affiliates         (77,581)                                         933,419
                                                                                                         -
                                            Contribution to capital               -                                             500
                                                                                                         -
                                      Proceeds from stock issurance       1,764,412                71,500                 1,855,912
                                                                         -----------              --------               -----------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES       1,686,831                71,500                 2,789,831
                                                                         -----------              --------               -----------

               NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         510,902               (1,562)                   522,371

                      CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR          11,469                13,031                         -

                                                                         -----------              --------               -----------
                            CASH AND CASH EQUIVALENTS - END OF YEAR         522,371                11,469                   522,371
                                                                         -----------              --------               -----------



Supplemental cash flow information:
Cash paid for Interest                                                    $       -              $       -                 $      -
Cash paid for income taxes                                                $       -              $       -                 $      -

Non-cash investing and financing activities:
Contribution of value of unissued shares to capital                       $      -               $187,500                  $187,500
Return of common shares for no consideration                              $      -               $       -                 $      -


                                  GenoMed, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on January 3, 2001 in the State of Florida as e-Kids Network. The Company was formed along with 12 other commonly owned companies in accordance with the March 6, 2001 Bankruptcy Court approved Amended Plan of Reorganization of e-Miracle Network, Inc., United States Bankruptcy Court, Southern District of Florida, Miami Division on March 6, 2001 (Case No. 00-18144-BKC-AJC So. Dist. Fla.) in which the debtors and shareholders of e-Miracle Network, Inc. were issued shares of the Company's common stock and the other 12 commonly owned companies. The Company had no revenue generating operations and incurred only general and administrative expenses associated with the development of a business plan. During October 2001 the Company changed its name to GenoMed, Inc. GenoMed, Inc. is a development stage company, as defined in Statement of Financial Accounting Standards ("SFAS") 7, "Accounting and Reporting by Development Stage Enterprises". The Company's intent is to conduct business as a biotechnology company. Prior to its decision to conduct business in the biotechnology industry the Company had no defined business activities. The Company has chosen December 31 as its year-end and had no significant revenue generating activity from inception to December 31, 2004. For the year ended December 31, 2004, revenues were minimal and the Company had a net loss of $4,271,293 and, from January 3, 2001 (inception) to December 31, 2004, had generated a net loss of $7,668.722. The accompanying financial statements for the year ended December 31, 2004, have been prepared assuming the Company will continue as a going concern. During the year 2005, management intends to raise additional equity financing to fund future operations and provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amount necessary to meet the Company's needs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

In 2004 and 2003, the Company excluded 41,730,475 and 31,512,455 weighted average common share equivalents, respectively, related to stock options because their effect would have been anti-dilutive.

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

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes", for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for
stock-based   compensation  using  the  intrinsic  value  method  prescribed  in
Accounting  Principles  Board  Opinion  25,  "Accounting  for  Stock  Issued  to
Employees" ("APB 25"). The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the proforma amounts indicated below:


                                                        2004                  2003
                                                --------------------- ---------------------
Net loss, as reported                                   $(4,271,293)          $(1,299,347)
Add:  Stock-based employee compensation
   expense included in reported net loss                     600,000               912,000
Deduct:  Total stock-based employee
   compensation expense determined under fair
   value based methods for all awards                        600,000             (924,000)
                                                --------------------- ---------------------
Proforma net loss                                       $(4,721,293)          $(1,311,347)
                                                ===================== =====================
Loss per share:
   Basic and diluted - as reported                           $(0.02)               $(0.01)
----------------------------------------------- --------------------- ---------------------
   Basic and diluted - Proforma                              $(0.02)               $(0.00)


Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the useful lives ranging from 5 to 7 years.

Recent Pronouncements

In December 2004, the FASB issued SFAS 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R is effective beginning January 1, 2006. The adoption of this new accounting pronouncement may have a material impact on the Company's financial statements.

In  December  2003,  the FASB issued FASB  Interpretation  46 (revised  December
2003), "Consolidation of Variable Interest Entities" ("VIE") ("FIN" 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to apply FIN 46R to variable interests beginning December 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any variable interest entities, and therefore experienced no impact on the adoption of FIN 46R.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 has not had a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not own any derivative instruments or participate in any hedging activities, and therefore experienced no impact of the adoption of SFAS 149.

Note 2. ACQUISITION

During November 2001 the Company acquired all of the issued and outstanding shares of Genomic Medicine, LLC ("LLC"), a development stage company involved in research and development, with no revenue generating operations, from its current president (See Note 6). The business combination has been accounted for as a purchase. The results of operations of LLC have been included in the accompanying financial statements since the date of acquisition. In exchange for the membership interest of LLC the Company issued 12,500,000 shares of its common stock valued at $62,500 and agreed to issue an additional 37,500,000 shares of its common stock during May and November 2002 valued at $187,500. The purchase price was allocated as follows:

     Cash                                         $      6,529
     Other current assets                                1,212
     Current liabilities                               (88,929)
     Purchased research and development                331,188
                                                   ------------
                                                  $    250,000
                                                   ============

The assets acquired and liabilities assumed were recorded at the historical basis of LLC. The excess of the purchase price paid over the value of the assets acquired of $331,188 has been recorded as purchased research and development, for which feasibility had not been established and there were no alternative future uses, and has been charged to operations.

The agreement was amended in March 2002 to reduce the purchase price to require the issuance of 12,500,000 shares of common stock and the payment of $46,023 to affect the acquisition (see Note 6). The reduction of the purchase price has been recorded as a capital contribution at the date of the amendment.

In addition, pursuant to the terms of the agreement the Company was required to provide working capital aggregating $1,000,000 to LLC. The Company has arranged for loans to provide this working capital (see Note 4).

Note 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Furniture and equipment                       $   225,172
     Computer equipment                                 12,724
     Less: accumulated depreciation                     88,628
                                                    -----------
                                                   $   149,268
                                                    ===========

Depreciation expense charged to operations was $30,652 in 2004 and $28,893 in 2003.

Note 4.  NOTE PAYABLE - AFFILIATE

At December 31, 2003, the Company had an outstanding note aggregating $1,000,000, which had been advanced by an affiliated entity by virtue of stock ownership in the Company. During March 2004 the holder contributed the $1,000,000 principal balance of the note to the capital of the Company and converted the unpaid interest into common shares (see Note 5).

Note 5. STOCKHOLDERS' EQUITY

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

During 2003, 1,064,962 shares of common stock were issued to the affiliate. These shares have been issued at a discount to the fair market value of the shares of $11,950, which has been charged to operations during the year.

During 2003, the Company issued 392,667 shares of common stock for services and commissions. The fair market value of the shares issued for services of $7,370 has been charged to operations during the year.

During 2003, the Company issued an aggregate of 4,219,129 shares of common stock for cash totaling $71,500.

During 2004, the Company issued an aggregate of 10,716,327 shares of common stock to an affiliate who held the note described in Note 4 for cash aggregating $480,000. In addition, the Company issued 12,737,995 shares of common stock to this affiliate related to the conversion of $333,738 in debt. The discount on these shares of $2,222,757 had been charged to operations during the period. In addition, the affiliate forgave the balance of $1,000,000 due on the note payable described in Note 4, which has been recorded as a contribution to capital.

During the year ended December 31, 2004, the Company issued 6,981,000 shares of common stock to Pierpoint Investissements SA ("Pierpoint") and its designees for $333,950, respectively, in cash. These shares were sold at a discount from the trading price of common stock. Under the Company's agreement with Pierpoint, Pierpoint is entitled to 5,000,000 warrants to purchase our common stock with a strike price fixed at the 30-day average immediately prior to the exercise of the warrants less a discount of 50% with a two-year expiration date from issue. As of December 31, 2004 the warrants to Pierpoint had been earned but not issued.

Stock-based Compensation

During the year ended December 31, 2003 the Company issued options to purchase shares of common stock to two officers and certain other employees and consultants. Compensation costs related to these options charged to operations aggregated was $600,000 during 2004 and $912,000 during 2003 (see Note 6). No options to purchase shares of common stock were issued during 2004.

A summary of stock option activity is as follows:

                                                 Weighted          Weighted
                                 Number of       average           average
                                 Shares          exercise price    fair value
                                 --------------- ----------------- -------------
Balance at December 31, 2001                 --              $--           $--
Granted                              47,278,100            .003          .040
Exercised                                    --               --            --
Forfeited                                    --               --            --
                                 --------------- ----------------- -------------
Balance at December 31, 2002         47,278,100            .003          .040
Granted                                 956,731            .050          .010
Exercised                                    --               --            --
Forfeited                                    --               --            --
                                 --------------- ----------------- -------------
Balance at December 31, 2003         48,234,831            .004          .040

Granted                                      --               --            --
Exercised                           (1,969,231)          (.024)        (0.146)
Forfeited                             (765,600)          (.027)         (.017)
                                 --------------- ----------------- -------------
Balance at December 31, 2004         45,500,000          $0.011        $0.011
                                 =============== ================= =============


The following table summarizes information about stock options at December 31, 2004:


Outstanding                                                               Exerciseable
                   Weighted           Weighted         Weighted
                   Average            Average          Average
Exercise           Number             Contractual      Exercise           Number           Exercise
Price              Outstanding        Life             Price              Exercisable      Price

$0.002               6,000,000        7.75 years         $0.002             6,000,000       $0.002
$0.006               2,000,000        0.17 years         $0.006             2,000,000       $0.006
$0.010              37,500,000         7.5 years         $0.010            37,500,000       $0.010
               ------------------                                     ----------------
                    45,500,000                                             45,500,000
               ==================                                     ================


Note 6. COMMITMENTS

During August 2001 the Company entered into a five-year employment contract with an officer. The contract calls for annual salary payments of $135,000 per year.

During November 2001 the Company entered into a one year consulting agreement with Research Capital, which is automatically renewable for one year if not cancelled by either party. Pursuant to the agreement the consultant agreed to provide financial and public relations services to the Company and to provide $1,000,000 in working capital (see Notes 2 and 4). In addition, the consultant agreed to assist the Company in raising $5,000,000 through a private placement. As consideration for the services the consultant agreed to accept $20,000 per month payable in common shares of the Company. During February 2002 the consultant agreed to accept 4,000,000 shares of the company's common stock as payment in full for the consulting services. The shares issued were valued at their fair market value of $.06 per share. This agreement was not renewed. During October 2003 the Company granted this entity the right to purchase $500,000 in common stock through October 1, 2004 at a 40% discount from market price. During November and December 2003 this entity purchased an aggregate of 1,064,962 common shares for $20,000. During January and March 2004 Research Capital purchased an aggregate of 10,716,327 shares of common stock for cash aggregating $480,000. Research Capital also forgave $1,000,000 of the note payable described in Note 4 and contributed the balance to the capital of the Company as a result of the funding described above. In addition, $153,081 in accrued interest and $180,657 in other advances were converted into 12,737,995 shares of common stock.

During 2004 and 2003 the Company charged an aggregate of $34,500 and $12,000 to operations pursuant to agreements to issue shares of common stock at various dates in accordance with the terms of advisory board contracts. As of December 31, 2004, 225,000 shares had been earned and had not been issued. The shares have been valued at the trading price of the stock as of the measurement date. The above amount has been included as subscribed common shares. Through December 31, 2004, an aggregate of 975,000 shares with a value of $78,750 have been earned pursuant to the advisory board contracts.

During March 2002 the Company granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of the common stock on the exercise date. The options may be exercised after May 6, 2002 for a period of 10 years as to 12,500,000 options and after November 6, 2002 for a period of 10 years as to 25,000,000 options. During 2004 and 2003 the Company charged an aggregate of $600,000 and $912,000 to operations related to these options.

In addition, this officer is entitled to receive a performance option to purchase up to 100,000,000 common shares for a period of 10 years at an exercise price of 20% of the fair market value of the common stock on the exercise date. The performance options will only be granted to the officer upon the occurrence of future specified events. The discount from the fair market value of the common stock related to the performance options will be charged to operations at such time as they are earned.

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

In May 2004, the Company signed an agreement with Genome Quebec to begin a large-scale genotyping project to find genes which the Company believes may cause common cancers. Genome Quebec will perform the genotyping and provide the Company with data about the genes it analyzes. The cost of this project to the Company will be approximately $1,000,000. During the year ended December 31, 2004, the Company incurred $595,983 related to this project. These costs are included in research and development on the statement of operations.

In July 2004, the Company signed a five-year lease for 1,903 square feet of new office space in St. Louis, Missouri at an initial annual rental rate of $26,642, escalating to $32,351 in year five. Total rent paid in 2004 amounted to $10,604.

We are subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is material or likely to result in a material effect on the Company based upon information available at this time.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

     Income tax provision at the federal statutory rate              34%
     Deferred tax asset valuation allowance                         (34)%
                                                                  -----
                                                                      -

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $3,500,000. This loss will be available to offset future taxable income. If not used, the carryforward will begin to expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $1,200,000 has been fully reserved at December 31, 2004. This carryforward may be limited as to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 19, 2004, we dismissed, with the approval of our board of directors, Stark Winter Schenkein & Co., LLP ("SWS") as our independent auditor. During our two most recent fiscal years (the year ended 2003 and the period from January 1, 2004 to the date we dismissed SWS), SWS did not issue an adverse opinion, disclaimer of opinion or modification or qualification of opinion of our financial statements, except that the financial statements for the period ended December 31, 2001, and the year ended December 31, 2002 contained going concern qualifications. There has been no disagreement with SWS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of SWS, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

ITEM 8A.  CONTROLS AND PROCEDURES.

There were no changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 8B.  OTHER INFORMATION.

None.

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

The names and ages of our executive officers and directors as of December 31, 2004:


Name                             Age        Position                            Current term  to expire
---------------------            --------   -----------------------             -----------------------


David W. Moskowitz                 53       Director,  Chief                    February 2005
                                            Executive Officer and
                                            Chairman of the Board
---------------------            --------   -----------------------             -----------------------
Richard A. Kranitz                 64       Secretary and Director              February 2005
---------------------            --------   -----------------------             -----------------------
Robyn Owens                         45      Chief Financial Officer
---------------------            --------   -----------------------             -----------------------
Paula Hempen                        33      Chief Scientific Officer
---------------------            --------   -----------------------             -----------------------
Ali Awan                            22      Chief Bioinformatics
---------------------            --------   -----------------------             -----------------------


Directors serve for a one year term. Our Bylaws state: the number of directors of the corporation shall be not less than one (1) nor more than fifteen (15), the number of the same to be fixed by the Board of Directors at any annual or special meeting. Each director shall hold office until the next annual meeting of stockholders and until such director's successor shall have been duly elected and shall have qualified, unless such director dies sooner, resigns or is removed by the stockholders at any annual or special meeting. The annual meeting of the stockholders is expected to occur in May or June of 2005.

DR. DAVID W. MOSKOWITZ. Dr. Moskowitz has been our Chairman of the Board and Chief Medical Officer since our inception in November 2001. Since October 22, 2002, Dr. Moskowitz has been our Chairman of the Board and Chief Executive Officer. From February 2001 to October 2001, Dr. Moskowitz was the President and Chief Executive Officer of Monopath, LLC, a medical genomics company registered as a limited liability company in Delaware. From February 1998 to January 2001, Dr. Moskowitz was the founder and President of DzGenes, LLC, a Biotechnology company located in St. Louis, Missouri. From January 1990 to June 1998, Dr. Moskowitz was an Assistant Professor with the Department of Pharmacological and Physiological Science, St. Louis University School of Medicine, located in St. Louis, Missouri. From July 1987 to June 1998, Dr. Moskowitz was an Assistant Professor with the Nephrology Division of the Department of Internal Medicine at the St. Louis University School of Medicine located in St. Louis, Missouri. In 1974, Dr. Moskowitz graduated Summa Cum Laude from Harvard College with a degree in Chemistry. In 1976, Dr. Moskowitz graduated with First Class Honours from Merton College, Oxford University with an Honours B.A. degree in Biochemistry. In 1983, he took his M.A. from Oxford University. In 1980, Dr. Moskowitz received an MD degree from Harvard Medical School-MIT Division in Health Sciences and Technology where he graduated Cum Laude.

RICHARD A. KRANITZ. Mr. Kranitz has been our Corporate Secretary and one of our Directors since December 2, 2001. Since 1970, Mr. Kranitz has been an attorney in private practice with concentration in the areas of securities, banking and business law. In 1969, Mr. Kranitz graduated from the University of Wisconsin Law School with a Juris Doctor Degree. In 1966, Mr. Kranitz graduated from the University of Wisconsin with a BS degree in Political Science. Since 1990, Mr. Kranitz has been a Director of Grafton State Bank, a subsidiary of Merchants & Manufacturers Bancorporation (symbol: MMBI). Since January 1990, Mr. Kranitz has been a

Director of Harp & Eagle, Ltd. (symbol: HARP). Since March 2000, Mr. Kranitz has been a Director of Mentor Capital Consultants, Inc., (symbol MCAP).

ROBYN OWENS. Ms. Owens has over twenty years' experience in the health care industry, she has worked on both the payor and the providers side. Her experience includes claims customer service and educating new providers in managed care. She negotiated physician and hospital contracts for Group Health Plan, a large HMO in St. Louis. She educated providers about documentation requirements to increase revenue as a Reimbursement Specialist for Spectrum, the administrator for OCHAMPUS. OCHAMPUS is the healthcare system for tens of millions of military dependents worldwide. Most recently, she negotiated managed care contracts for a network of physical therapy providers, including SSM Healthcare. She is a member of Group Health Association of America, Medical Group Managers Association, and National Association of Female Executives.

PAULA HEMPEN. Dr. Hempen has extensive research experience in cancer genetics, the regulation of gene transcription, immunology, and genomics. Dr. Hempen spent the last three years in the laboratory of Dr. Scott Kern at the Sydney Kimmel Comprehensive Cancer Center at Johns Hopkins University in Baltimore, Maryland. Dr. Hempen's research at Hopkins led to the discovery of two new tumor suppressor genes in pancreatic cancer. Her findings have recently been published.

ALI AWAN. Mr. Awan is a graduate of Stanford University. After completing his Bachelor's degree (majoring in Biological Sciences, minoring in Computer Science) with distinction, his interest in the interface between biology and computer science led him to a Master's degree in Bioinformatics, also at Stanford. Ali has programmed bioinformatics projects in Perl and Java for data mining and pattern discovery. His work has also involved extensive application of internet technology including HTML, CSS, CGI, XML, and SQL for database development and maintenance. On the purely biological side, his projects have included carrying out genetic screens on C. elegans to isolate innate immunity mutations, and implementing species specific primers to distinguish rat transcipts from mouse transcripts in rat-mouse heterokaryons.

SIGNIFICANT EMPLOYEES

Other than those listed above, we have no other significant employees:

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

LEGAL PROCEEDINGS

There have been no legal proceedings to disclose.

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

Based solely on our review of such forms furnished to us and representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the most recent fiscal year, ended December 31, 2004.

CODE OF ETHICS

We do not currently have a code of ethics in place, however, we are in the process of developing such a code. The code of ethics will be completed and posted to our website within sixty days.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended December 31, 2001, 2002, 2003, respectively, by our only executive officer who received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.


--------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                Long Term Compensation
                                                                ----------------------
                                 Annual Compensation                   Awards                      Payouts
                         -----------------------------------    --------------------------  ------------------------
   Name and      Year    Salary ($)    Bonus    Other Annual    Restricted    Securities    LTIP         All Other
  Principle                             ($)     Compensation       Stock      Underlying    Payouts     Compensation
   Position                                          ($)         Award(s)    Options/ SARS     ($)          ($)
                                                                    ($)           (#)

    David        2002     $135,000       0            0              0       See footnote*
  Moskowitz
 Chairman of
  the Board
                 2003     $135,000
                 2004     $135,000       0            0              0             0

 Jerry White     2002     $75,521        0            0              0         6,000,000
    Prior                   See                                                options -
 President /             footnote**                                               see
     CEO                                                                      footnote**


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

** Mr. White received $75,521 during 2002 as salary compensation until he resigned on October 21, 2002.

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

Options/SAR Grants in Last Fiscal Year (2004)
---------------------------------------------
There were no Option/SAR Grants made during 2004, our last completed fiscal year, to any of our executive officers.
--------------------------------------------------------------------------


                                                     % of Total
                                    Number           Options
Name and                            Securities       Granted To        Exercise
Principle                           Underlying       Employees         or               Expiration
Position                            Options          in 2003           Base Price       Date
-------------------                 ------------     ----------        ------------     ------------
David Moskowitz
Chairman of the
Board and Chief
Executive                                                              Not              Not
Officer                             0                0                 applicable       applicable
-------------------                 ------------     ----------        ------------     ------------
Richard Kranitz                                                        Not              Not
Secretary/Director                  0                0                 applicable       applicable
---------------------------------------------------------------------------------------------------------
TOTAL                               0                0



------------------------------------------------------------------------------------------------------------
Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
------------------------------------------------------------------------------------------------------------

                                                            Number of Securities        Value of Unexercised
                                                            Underlying Unexercised      In-the Money
                               Shares       Value           Options/SARs at FY-End      Options/SARs
                                                                                        at FY-End
                               Acquired on  Realized                                    ($) Exercisable/
                               Name         Exercise (#)    ($)                         Unexercisable
------------------------------------------------------------------------------------------------------------
David Moskowitz Chairman
of the Board and Chief         Not          Not
Executive Officer              applicable   applicable      38,500,000 / 0              $308,500 / $0 (1)


Richard A. Kranitz             Not          Not             1,000,000 / 0               $31,000 / $0 (2)
Secretary, Director            applicable   applicable
------------------------------------------------------------------------------------------------------------


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


                    Security Ownership of Beneficial Owners:

                   -------------------------------------------

Title of Class             Name & Address                     Amount            Nature           Percent
--------------             ---------------------------        ------------      --------         --------
Common                     David W. Moskowitz                 51,000,000*       Direct           29.24%
                           9666 Olive Blvd.
                           Suite 310
                           St. Louis, Missouri  63132

Common                     Advanced Optics Electronics        33,364,230        Direct           17.1%
                           8301 Washington Street
                           Suite 5
                           Albuquerque, New Mexico

                                         Security Ownership of Management:
                                    -------------------------------------------

Title of Class             Name & Address                     Amount            Nature           Percent
--------------             ---------------------------        ------------      --------         --------
Common                     David W. Moskowitz                 51,000,000*       Direct           29.24%
                           9666 Olive Blvd.
                           Suite 310
                           St. Louis, Missouri  63132

Common                     Richard A. Kranitz                 1,000,000          Direct          0.57%
                           1238 12th Avenue
                           Grafton, Wisconsin 53024
--------------             ---------------------------        ------------      --------         --------
Total of Officers and Directors                               52,000,000*       Direct           29.81%


====================================================================
*David Moskowitz's ownership consists of: (a) his ownership of 12,500,000 shares of common stock; (b) 1,000,000 options to purchase 1,000,000 shares of our common stock, the options of which are exercisable at $0.006 per share; and (c) 37,500,000 options to purchase 37,500,000 shares of our common stock, the options of which are exercisable at 20% of the fair market value of the common stock on the exercise date.

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

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements.

The following Financial Statements and Report of Independent Accountants are contained in this Form 10-KSB


                                                                                           Page
                                                                                        -----------
Report of Independent Registered Public Accounting Firm
     - Stark Winter Schenkirn & Co. LLP                                                     F-1
Report of Independent Registered Public Accounting Firm
     - Rubin, Brown, Gornstein & Co. LLP                                                    F-2


Consolidated Balance Sheet - December 31, 2004                                              F-3
Consolidated Statements of Operations - The Years Ended
     December 31, 2004 and 2003 and the Period From
     Inception (January 3, 2001) to December 31, 2004                                       F-4
Consolidated Statement of Stockholders' Equity
     For the Period From Inception (January 3, 2001)
     to December 31, 2004                                                                   F-5
Consolidated Statement of Cash Flows - The Years Ended
     December 31, 2004 and 2003 and the Period the Period From
     Inception (January 3, 2001)                                                            F-9
Notes to Consolidated Financial Statements                                             F-11 to F-31


EXHIBIT
NUMBER    DESCRIPTION
------    ---------------------------------------------------------------------
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

10.14     Scientific Advisory Board Agreement with Tony Frudakis*

10.15     Resignation of Jerry E. White**

10.16     Settlement Agreement with Jerry E. White**

10.17 Convertible Promissory Note dated April 9, 2003 payable to Research Capital, LLC***

10.18     Scientific Advisory Board Agreement with Frank Johnson**

10.19     Scientific Advisory Board Agreement with Sergio Danilov**

10.20     Scientific Advisory Board Agreement with Geoffrey Boner**

10.21     Stock Option Agreement with Peter C. Brooks**

10.22     Stock Option Agreement with David W Moskowitz**

10.23     Stock Option Award Letter to Jason Moore**

10.24     Stock Option Award Letter to Scott Williams**

10.25     Stock Option Award Letter to Tony Frudakis**

10.26     Stock Option Agreement with Richard A. Kranitz**

10.27     Agreement with Advanced Optics Electronics***

10.28     Agreement with Pierpoint Investissements SA***

10.29     Agreement with E & E Communications***

10.30     Amendment to Agreement with Pierpoint Investissements SA

21        List of subsidiaries*

31.1      Certification  Pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

31.2      Certification  Pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

32        Certification of Chief Executive Officer and Chief Financial Officer



*Previously filed on April 4, 2002 - Form 10-SB Registration Statement **Previously filed on May 6, 2003 - Form 10-KSB Annual Report
***Previously filed on April 22, 2004 - Form 10-KSB Annual Report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Rubin, Brown, Gornstein & Co. LLP, as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2003 and 2004 and those charged by Rubin, Brown, Gornstein & Co. LLP in 2004, were approved by the Board of Directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of our annual financial statements of the Company and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2004 and 2003 were $25,745 and $14,500, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by our independent accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2004 and 2003 were $1,600 and $1,750, respectively.

All Other Fees

There were no other fees billed by our independent accountants during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenoMed, Inc.
(Registrant)

By /s/ David Moskowitz
  -------------------------
David Moskowitz, Chairman of the Board and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Date:  April 1, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date

/s/ David Moskowitz                         Chairman of the Board,                      April 1, 2005
-------------------------                   President
David Moskowitz

/s/ Robyn Owens                             Chief Financial Officer                     April 1, 2005
-------------------------
Robyn Owens
