Form 10QSB
period 2005-03-31
GENOMED INC
filed 2005-07-01
CIK 1169417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
 As of June 27, 2005, we had 197,211,040 shares of our common stock outstanding.

                                      INDEX

PART I      CONSOLIDATED FINANCIAL INFORMATION

PART II     OTHER INFORMATION

PART I.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

GenoMed, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
March 31, 2005
(Unaudited)

Assets

Current assets:
   Cash                                                        $  274,071
   Other receivables                                                  800
   Inventory                                                        2,630
                                                               ----------
       Total current assets                                       277,501
                                                               ----------
Property and equipment, net                                       132,773
                                                               ----------
                                                               $  410,274
                                                               ==========

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                       $  332,988
   Due to shareholders                                             48,906
                                                               ----------
     Total current liabilities                                    381,894
                                                               ----------
Stockholders' equity:
   Common stock, $.001 par value,
     1,000,000,000 shares authorized,
     197,001,040 shares issued and outstanding                    197,001
   Additional paid in capital                                   7,807,520
   Subscribed common shares                                        39,500
  (Deficit) accumulated during the development stage           (8,015,641)
                                                               ----------
                                                                   28,380
                                                               ----------
                                                               $  410,274
                                                               ==========

See the accompanying notes to the financial statements.

GenoMed, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004, and
the Period From Inception (January 3, 2001) to March 31, 2005
(Unaudited)

                                                   Three Months   Three Months
                                                       Ended          Ended      Inception to
                                                      March 31,      March 31,     March 31,
                                                        2005           2004          2005
                                                  -------------  -------------  --------------

Revenue                                           $       2,195  $         669  $       11,791

Operating expenses:
   Research and development                                   -              -         946,973
   Selling, general and administrative expenses         350,955      5,677,116       6,927,641
                                                  -------------  -------------  --------------
                                                        350,955      5,677,116       7,874,614
                                                  -------------  -------------  --------------
(Loss) from operations                                 (348,760)    (5,676,447)     (7,862,823)
Other (income) and expenses:
  Interest income                                        (1,841)          (248)         (7,310)
  Impairment of web site                                      -              -           6,939

  Interest expense                                            -              -         153,189
                                                  -------------  -------------  --------------
                                                         (1,841)          (248)        152,818
                                                  -------------  -------------  --------------
Net (loss)                                        $    (346,919) $  (5,676,199) $   (8,015,641)
                                                  =============  =============  ==============
Per share information - basic and fully diluted:
  Weighted average shares outstanding - basic       196,265,734    163,608,201     232,370,660
                                                  =============  =============  ==============
  Weighted average shares outstanding - diluted     196,265,734    163,608,201     232,370,660
                                                  =============  =============  ==============

  Net income (loss) per share - basic             $       (0.00) $       (0.03) $        (0.03)
                                                  =============  =============  ==============
  Net income (loss) per share - diluted           $       (0.00) $       (0.03) $        (0.03)
                                                  =============  =============  ==============

See the accompanying notes to the financial statements.

GenoMed, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004, and
     the Period From Inception (January 3, 2001) to March 31, 2005
(Unaudited)

                                           Three Months  Three Months
                                              Ended         Ended      Inception to
                                             March 31,     March 31,     March 31,
                                               2005          2004          2005
                                           ------------  ------------  ------------

Cash flows from operating activities:
Net cash (used in) operating activities    $   (254,128) $   (161,335) $ (2,275,692)
                                           ------------  ------------  ------------
Cash flows from investing activities:
Net cash (used in) investing activities            (172)            -      (246,068)
                                           ------------  ------------  ------------
Cash flows from financing activities:
Net cash provided by financing activities         6,000     1,623,662     2,795,831
                                           ------------  ------------  ------------
Net increase (decrease) in cash                (248,300)    1,462,327       274,071

Beginning - cash balance                        522,371        11,469             -
                                           ------------  ------------  ------------
Ending - cash balance                      $    274,071  $  1,473,796  $    274,071
                                           ============  ============  ============

See the accompanying notes to the financial statements.

                                  GenoMed, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2004, the years ended December 31, 2004, and 2003, and the period from inception
(January 3, 2001) to December 31, 2004, including notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations and has working capital and stockholder deficits. For the period ended March 31, 2005, the
Company incurred a net loss of $346,919. In addition, the Company has a working capital deficit of $104,393 at March 31, 2005.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

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

(3)  STOCKHOLDERS' EQUITY

During the three months ended March 31, 2005, we charged $7,500 to operations pursuant to our agreement to issue 500,000 shares of common stock at various dates in accordance with the terms of advisory board contracts. As of March 31,
2005, 125,000 shares had been earned and had not been issued. The shares have been valued at the trading price of the stock as of the measurement date. The above amount has been included as subscribed common shares. Through March 31,
2005, an aggregate of 925,000 shares with a value of $51,750 have been earned pursuant to the advisory board contracts.

During March 2002, we granted an officer options to purchase 37,500,000 shares of common stock at an exercise price of 20% of the fair market value of our common stock on the exercise date. The options may be exercised after May 6,
2002, for a period of 10 years as to 12,500,000 options and after November 6,
2002, for a period of 10 years as to 25,000,000 options. The change in the discount from the fair market value of the common stock related to the options will be charged to operations as general and administrative expenses during the period from the grant date to the exercise date. During the three months ended
March 31, 2005, there was no change in fair market value related to these options.

During the three months ended March 31, 2005, a former board member exercised
1,000,000 options and received 1,000,000 common shares for cash of $6,000.

During the three months ended March 31, 2005, we issued 568,216 shares of our common stock in exchange for consulting services valued at $36,560. This amount had been accrued at December 31, 2004.

During the three months ended March 31, 2005, a member of our Scientific
Advisory Board received 200,000 shares of our common stock for services valued at their fair market value of $8,000.

(4)  SUBSEQUENT EVENT

During May and June 2005 the Company issued 210,000 shares of common stock for services. The shares were valued at their fair market value of $11,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward-Looking Statements.

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004. For purposes of this discussion, GenoMed, Inc. is referred to herein as "we," "us,"
or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview.
The words or phrases "believe," "expect," "may," "should," "anticipates" or similar expressions are intended to identify "forward-looking statements".
Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, which are more fully discussed in our periodic filings which are available for review at www.sec.gov: (a) during 2004, our Plan of Operations was substantially delayed due to lack of financing; (b) if we are not awarded patents or licenses, we will never market potential products and our potential revenues will be negatively affected; (c) our business may be adversely affected by regulatory costs which would negatively affect our potential profitability; (d) because our genomics method of gene identification is a relatively new gene identification method, the public or prospective strategic partners may not accept it as an acceptable gene identification method, which would negatively affect our operations and potential revenues; (e) our competitors may develop and respond to gene procedures and products before us due to their superior financial and technical resources and superior technologies; (f) we may be subject to medical or product liability claims that will negatively affect our potential profitability and may lead to losses; (g) because we will lack control over the outsourcing of sample collection, genotyping and data analysis, our quality control and brand name reputation may be negatively affected; (h) if we fail to recruit test patients for our clinical trials, our development of potential products will be delayed, which would negatively affect our potential revenues;
(i) if our strategic partners fail to obtain Federal Drug Administration approval, our costs may increase and our revenues may decrease; (j) our entire business plan is dependent upon forming strategic alliances or acquisitions or partnership alliances with others for which there are no assurances, and if we fail to do so we will never generate any revenues; (k) if we fail to abide by the terms of our acquisition agreement in which we acquired Genomic Medicine,
LLC, the acquisition could be rescinded and we would have no business or ability to generate revenues; (l) if we fail to conduct adequate due diligence regarding our strategic alliances or acquisitions and partnership alliances, we will be subject to increased costs and operational difficulties; (m) our management decisions are made by our President/Chief Executive Officer/Chairman of the
Board/Chief Medical Officer, Dr. David Moskowitz; if we lose Dr. Moskowitz's services, our operations will be negatively impacted; (n) we have issued a substantial amount of our common stock in connection with funding that we obtained, which substantially dilutes the value of your shares; and (o) we have a substantial amount of options outstanding that upon exercise will result in the issuance of shares of our common stock, which will substantially dilute the value of your shares.

PLAN OF OPERATIONS

We have estimated the following expenses totaling $1,450,000 over the next year:

                                              Annual
         Type Expenditures               Estimated Amount
         -------------------            ------------------
         Salaries                           $  440,000*
         -------------------            ------------------
         Payroll taxes                      $  110,000
         Health Insurance
         -------------------            ------------------
         Operating Expenses                 $  300,000
         -------------------            ------------------
         Genotyping                         $  400,000
         -------------------            ------------------
         Sample
         Collection                         $   50,000
         -------------------            ------------------
         Marketing                          $  150,000
         -------------------            ------------------
         Total                              $1,450,000
                                        ==================

*Salaries consist of: (a) $140,000 - Chief Executive Officer/Chairman of the
Board/Chief Medical Officer; (b) $65,000 - Chief Financial Officer; (c) $70,000
- Chief Scientific Officer; (d) $60,000 - Bio-Informatics Officer; (e) $80,000 -
Vice President of Marketing; and (e) $25,000 - Receptionist.

We intend to satisfy these estimated total expenditures through our cash of
$119,271 as of June 27, 2005, our possible revenues, and a private placement of our equity securities.

During the next quarter, as well as the remainder of 2005, we will focus on validating genotyping, as well as continuing to perform screening genotyping for common cancers, such as lung, prostate, colon, breast and pancreas. We also plan to continue processing blood samples from people with diseases of interest, purifying DNA and working on provisional patients. We will market the protocol for treatment of diabetis, hypertension, and chronic obstruction pulmonary disease to several possible resources, including providers, employers, physicians, and individuals.

We plan to market directly to the following sources:
1.   Direct to Practioners - MD, DO family practice residency programs, general internists and clinically oriented medical schools such as Texas Tech
     University, Health Science Center and University of Kentucky-Lexington
2.   Health Plans
3.   Direct to Consumers-Atlanta, Chicago, Washington, DC, New York, Los Angeles
4.   Indian Tribes
5.   Hispanic and African American Patients
6.   State Medicaid Offices-Missouri Florida Tennessee
7.   Employers
8.   Overseas National Health Services

REVENUES
We will continue to attempt to develop the following revenue segments:
o    License fees;
o    Research and development fees; and
o    Government research and development grants.

Our potential revenues will be derived from
o    Individuals;
o    Managed care companies; and
o    Government agencies.

UNCERTAINTIES AND TRENDS
Our possible revenues are dependent now and in the future upon the risks stated
above in (a) - (o) on page 7.

CAPITAL EXPENDITURES AND REQUIREMENTS
>From our inception to March 31, 2005, we have spent approximately $237,591.

We do not expect any significant expenses pertaining to property, plant and equipment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements.

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

Liquidity and Capital Resources

Cash at March 31, 2005 amounted to $274,071. Cash at June 27, 2005 amounted to
$119,271. We have experienced significant losses from our operations. For the three-month period ended March 31, 2005, we incurred a net loss of $346,919. For the period from our inception at January 3, 2001 to March 31, 2005, we incurred a net loss of $8,015,641.

We anticipate total estimated expenditures of $1,450,000 or approximately
$120,833 of monthly expenditures. Based on our current cash of $119,271, we will be able to conduct our Plan of Operations for only approximately one month. If we have additional expenses that exceed our estimates or we have insufficient funds at the time or we are unable to obtain sufficient financing, then we will be unable to conduct our Plan of Operations, which may negatively impact development of our brand name and reputation. In the event that we do not obtain adequate financing we may have to liquidate our business and undertake any or all of the following actions:

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

Item 3. CONTROLS AND PROCEDURES

Based on our management's evaluation, with the participation of our Chief
Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of
1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial
Officer have concluded that as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer do not have accounting or finance backgrounds or formal training in accounting, finance or financial reporting. We employ outside resources with the requisite expertise to insure that our procedures for monitoring disclosure controls and procedures or internal control over financial reporting are adequate.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF SECURITIES

In addition to reporting the unregistered sales of securities during the three-month period ending March 31, 2005, we have also included those sales and issuances which have not been specifically reported in our prior periodic filings.

On June 13, 2005, we issued 100,000 shares of our common stock to Paula
Hempen-Shively, our Chief Scientific Officer, in payment of an annual bonus to
Paula Hempen-Shively as our Chief Scientific Officer. The shares were valued at
$0.055 per share or an aggregate of $5,500. We relied upon Section 4(2) of the
Securities Act of 1933, as amended (the "Securities Act") for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Paula
Hempen-Shively stating that the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On May 25, 2005, we issued 10,000 shares of our common stock to Joshua Finer in exchange for registration of our domain name by Joshua Finer. The shares were valued at $0.05 per share or an aggregate of $500. We relied upon Section 4(2)
of the Securities Act for the offer and sale. We believed that Section 4(2) of the Securities Act was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Joshua Finer stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 25, 2005, we issued 100,000 shares of our common stock to Marci Thompson, who is the daughter of Robyn Owens, our Chief Financial Officer. We issued
100,000 shares to Marci Thompson in payment of an annual bonus to her mother,
Robyn Owens, in connection with Robyn Owen's services as our Chief Financial
Officer from May 2004 to May 2005. The shares were valued $0.05 per share or an aggregate of $5,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to
Marci Thompson stating that the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On February 22, 2005, our Director, Richard Kranitz, exercised 1,000,000 options that we granted to him on February 22, 2005 for services rendered as our
Director. The exercise price of the shares was $0.006 or an aggregate of $6,000.
We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Richard Kranitz stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 9, 2005, we issued 200,000 shares of our common stock to Sergei
Danilov for his two years of services as a member of our Scientific Advisory
Board. The shares were valued at $.06 per share or $12,000. We relied upon
Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Sergei Danilov stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 7, 2005, we issued 368,216 shares of our common stock to Dennis
Robbins in exchange for business development consulting services rendered to us.
The shares granted to Dennis Robbins were valued at an average of $0.06 per share or an aggregate of $24,560. We relied upon Section 4(2) of the Securities
Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to
Dennis Robbins stating that the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On January 7, 2005, we issued 200,000 shares of our common stock to Dennis
Robbins in exchange for his services as a member of our Business Advisory Board.
The shares granted to Dennis Robbins were valued at an average of $0.04 per share or an aggregate of $8,000. We relied upon Section 4(2) of the Securities
Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to
Dennis Robbins stating that the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On December 10, 2004, in connection with Paula Hempen-Shively's exercise of
100,000 options at $0.01 or an aggregate of $1,000, we issued 100,000 shares of our common stock to Paula Hempen-Shively. The options had been previously granted to Paula Hempen-Shively in connection with her employment agreement with us in which she was provided options in payment of her services as a Science
Officer. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Paula Hempen-Shively stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 9, 2004, in connection with our agreement with Pierpoint
Investments, we issued 485,437 shares of our common stock to Dr. Alberto Horak at a price of $0.0515 or an aggregate of $25,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Dr. Alberto Horak stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 1, 2004, we issued 100,000 shares of our common stock to Dr. Joel
Brill for his future services as a member of our Business Development Advisory
Board. We relied upon Section 4(2) of the Securities Act for the offer and sale.
We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Dr. Joel Brill stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2004, in connection with Joshua Finer's May 28, 2004 employment agreement with us in which he was our Chief Internet (Information) Officer, we issued 45,000 shares of our common stock to Joshua Finer representing six months of services rendered to us by Joshua Finer at 7,500 shares per month. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Joshua Finer stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 2, 2004, in connection with Kristine Loenneke's (then Kristine Fisher)
exercise of 100,000 options at $0.01 or an aggregate of $1,000, we issued
100,000 shares of our common stock to Kristine Loenneke. Our Board of Directors had previously granted the options to Kristine Loenneke on January 9, 2003. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Kristine Loenneke stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 16, 2004, in connection with our agreement with Pierpoint Investments, we issued 77,778 shares of our common stock to Chandrakant Patel, at $.045 per share or an aggregate of $3,500. We relied upon Section 4(2) of the Securities
Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to
Chandrakant Patel stating that the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On June 21, 2004, we issued 3,148,016 shares of our common stock to David W.
Moskowitz, our Chief Executive Officer/Chairman of the Board, at $.0155 per
share or an aggregate of $48,907, representing deferred compensation of $146,720 in connection with David W. Moskowitz's compensation agreement with us. This deferred compensation of $146,720 represents the period from November 1, 2002 through December 31, 2003, of which one-third or $48,907 is to be paid in cash in 2004, one-third or $48,907 to be paid in cash in 2005, and the balance of
$48,907 is to be paid in shares. We relied upon Section 4(2) of the Securities
Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to
David W. Moskowitz stating that the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On May 13, 2004, in connection with our agreement with Pierpoint Investments, we sold 743,464 shares of our common stock to Pierpoint Investments at $0.045 per share or aggregate of $33,456. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to
Pierpoint Investments stating that the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On May 5, 2004, in connection with our agreement with Pierpoint Investments, we sold 367,647 shares of our common stock to J. Hadley at $0.045 per share or an aggregate of $16,544. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to J. Hadley stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 4, 2004, in connection with our agreement with Pierpoint Investments, we sold 122,223 shares of our common stock to G. Clarke at $0.045 per share or an aggregate of $5,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to G. Clarke stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 4, 2004, in connection with our agreement with Pierpoint Investments, we sold 111,112 shares of our common stock to M. Saier at $0.045 per share or an aggregate of $5,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to M. Saier stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 4, 2004, in connection with our agreement with Pierpoint Investments, we sold 255,556 shares of our common stock to W. Clark at $0.045 per share or an aggregate of $11,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to W. Clark stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 14, 2004, as a result of Peter Brooks' exercise of 1,000,000 options at
$0.006 or an aggregate of $6,000, we issued 1,000,000 shares of common stock to
Peter Brooks in connection with his services as our Director from April 2003 to
April 2005. The grant and exercise of the options was provided for in a February
22, 2002 stock option agreement between Peter Brooks and us. We relied upon
Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Peter Brooks stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to F. Saier at $0.045 per share or an aggregate of $9,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to F. Saier stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to L. Cooke at $0.045 per share or aggregate $9,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to L. Cooke stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to I. Crawford at $0.045 per share or an aggregate $9,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to I. Crawford stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 200,000 shares of our common stock to N. Shah at $0.045 per share or aggregate $9,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to N. Shah stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 25,000 shares of our common stock to H. Peterman at $0.045 per share or an aggregate of $1,125. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to
H. Peterman stating that the securities were not registered under the Securities
Act and are subject to restrictions on their transferability and resale.

On April 7, 2004, in connection with our agreement with Pierpoint Investments, we sold 25,000 shares of our common stock to D. Paerse at $0.045 per share or aggregate $1,125. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to D. Paerse stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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
10.26  Stock Option Agreement with Richard A. Kranitz (4)
10.27  Agreement with Advanced Optics Electronics (5)
10.28  Agreement with Pierpoint Investments (5)
10.29  Agreement with E & E Communications (5)
10.30  Amendment to Agreement with Pierpoint Investissements SA (6)
21     List of subsidiaries (1)
23     Consent of Stark Winter Schenkein & Co., LLP, Certified Public
       Accountants (2)
31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2   Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------
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
(6)  Previously filed on April 4, 2005 as an exhibit to Form 10-KSB Annual
     Report

                                    SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized officers.

         GenoMed, Inc.

By:      /s/ David Moskowitz
         Dr. David Moskowitz
         President/Chief Executive Officer/Chairman of the Board

DATED:   July 1, 2005

